Form 10-Q
period 2008-06-30
Qele Resources Inc.
filed 2008-08-07
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period form to

Commission File number 333-151708

QELE RESOURCES INC.
                                                                   (Exact name of small business issuer as specified in its charter)

Nevada	98-0560939
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Lot 25, Mananikorovatu Road, 8 Miles Makoi, Nausori, Fiji
(Address of principal executive offices)

679-347-5363
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [ X ]   No   [    ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes □ No □

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)        Yes  [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

July 15, 2008: 2,605,500 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Qele Resources Inc. (an exploration stage company) at June 30, 2008 (with comparative figures as at March 31, 2008) and the statement of operations for the three months ended June 30, 2008 and from inception  (March 15, 2007) to June 30, 2008, and the statement of cash flow for the three months ended June 30, 2008 and from inception (March 15, 2007) to June 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

QELE RESOURCES INC.
(An Exploration Stage Company)

Balance Sheets
(In US Dollars)

(Unaudited)
	June 30, 2008	March 31, 2008

ASSETS

Current Assets
Cash	6,857	16,710
Total Current Assets	6,857	16,710

Equipment	0	0

TOTAL ASSETS	6,857	16,710

LIABILITIES

Current Liabilities
Accounts Payable	4,680	7,720
Due to Directors	7,411	7,084
Total Current Liabilities	12,091	14,804

Long term Liabilities	0	0

Total Liabilities	12,091	14,804

(Deficiency) Equity
500,000,000 Common Shares Authorized with a Par Value of $0.001 per Share 2,605,500 Shares Issued (March 31, 2008 – 2,605,500 Shares Issued)	2,606	2,606
Additional Paid-in Capital	37,470	33,570
Accumulated deficit during exploration stage	(45,310)	(34,270)
Total Stockholders (Deficiency) Equity	(5,234)	1,906

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIENCY) EQUITY	6,857	16,710

The accompanying notes are an integral part of these unaudited financial statements.

QELE RESOURCES INC.
(An Exploration Stage Company)

Statements of Operations
(In US Dollars)

(Unaudited)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	From inception (March 15, 2007) to June 30, 2008

Revenue	0	0	0

Expenses

Exploration	0	0	6,173
General and administrative expenses	11,040	750	34,137
Recognition of an Impairment Loss (Mineral Claims)	0	-	5,000
	11,040	750	45,310

Net Income (Loss)	11,040	750	45,310

Basic & Diluted (Loss) per Common Share	(0.004)	(0.000)

Weighted Average Number of Common Shares	2,605,500	2,000,000

The accompanying notes are an integral part of these unaudited financial statements.

QELE RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(In US Dollars)

(Unaudited)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	From inception (March 15, 2007) to June 30, 2008

Operating Activities
Net Income (Loss)	(11,040)	(750)	(45,310)
Recognition of an Impairment Loss (Mineral Claim)	-	0	5,000
Contributed expenses	3,900	0	7,800
Accounts Payable	(3,040)	0	4,680
Net Cash used in Operating Activities	(10,180)	(750)	(27,830)

Investing Activities
Purchase of Mineral Claim	0	0	(5,000)
Net Cash used by Investing Activities

Financing Activities
Advances from Directors	327	(1,250)	7,411
Shares issued	0	2,000	2,606
Additional Paid-in-Capital	0	0	29,670
Net Cash provided from Financing Activities	327	750	39,687

Change in cash during the period	9,853	0	6,857

Cash at the Beginning of Period	16,710	0	0

Cash at end of Period	6,857	0	6,857

Supplemental disclosure of cash flow information:

Cash paid for:

Interest	$ -

Income taxes	$ -

The accompanying notes are an integral part of these unaudited financial statements.

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
(In US Dollars)

(Unaudited)

Note 1 -                      ORGANIZATION AND DESCRIPTION OF BUSINESS

Qele Resources Inc. was organized under the laws of the State of Nevada on March 15, 2007 to explore mineral properties in the Republic of Fiji.

Qele Resources was formed to engage in the exploration of mineral properties for gold and silver.   The Company purchased a 100% interest in the minerals of a mineral claim, known as Levuka Gold Claim, consisting of one-9 unit claim block containing 83.4 hectares located on the Fijian island of Ovalau.

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.           Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a March 31 year-end.

b.           Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, good delivered, the contract price is fixed or determinable, and collectibility is reasonable assured.

c.           Income Taxes

The Company prepares its tax returns on the accrual basis.   As at June 30, 2008, the Company had accumulated net operating losses carried forward of $45,310 for income tax purposes.   The tax benefit of approximately $13,600 from the loss carried forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for the future years.  Losses will expire on 2028.

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d.           Foreign currency translation

The Company has adopted the US dollar as its functional and reporting currency.

In accordance with FASB/FAS 52 paragraph 12, “All elements of the financial statements shall be translated by using a current exchange rate.   For assets and liabilities, the exchange rate at the balance sheet date shall be used. For revenue, expenses, gains and losses, the exchange rate at the date of which those elements are recognized shall be used.  Because translation at the exchange rates at the dates the numerous revenue, expenses, gains and losses are recognized is generally impractical, an appropriately weighted average exchange rate for the period may be used to translate those elements.”

e.           Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from those estimates.

f.           Advertising and Market Development

The company expenses advertising and market development costs as incurred.

g.           Assets

The Company holds no assets other than cash as at June 30, 2008 and no assets as at March 31, 2008.

	June 30, 2008	March 31, 2008
ASSETS

Current Assets
Cash	6,857	16,710
Total Current Assets	6,857	16,710

Fixed Assets	0	0
TOTAL ASSETS	6,857	16,710

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property.

The Levuka Gold Claim is owned 100% by the Company and is consists of one-9 unit claim block containing 83.4 hectares located 28 south-east coast of the Fijian island of Ovalau, in between Suva and Sigatoka, Fiji.

The proposed work program includes geological mapping, geophysical surveying and geochemical surveying and surface sampling.  The anticipated costs of this exploration program are expected to be done under Phase 1 as more fully outlined below.

Phase I

		Fijian Dollar	U.S Dollars

1.	Geological Mapping	$ 7,000	$ 4,720

2.	Geophysical Surveying	9,200	6,205

3.	Geochemical surveying and surface sampling (including sample collection and assaying)	22,000	14,839

	Total of Phase 1	$ 38,200	$ 25,764

Depending upon the results of Phase I, the Company will decided upon the work program for Phase II.

In accordance with FASB No. 89 “Additional Disclosure by Enterprises with Mineral Resources Assets” the Company since inception (March 15, 2007) has yet to establish a proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves.   Moreover, the Company has not purchased or sold proven or probable minerals reserves since inception.  Due to the fact that the Company has no proven or probable mining reserves the Company will record its exploration and development costs within operating expenses, as opposed to capitalizing those costs.

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property - Continued.

Exploration costs have been translated to US dollars at the rate of $1.00 Fijian dollar to $0.67151 US dollars.

h.           Income

Income represents all the Company’s revenue less all its expenses in the periods incurred.   The Company has no revenue as at June 30, 2008 and 2007 and has paid expenses of $11,040 for the three months ended June 30, 2008 and $45,310 for the period from inception (March 15, 2007) to June 30, 2008

In accordance with FASB/ FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite.  If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life.   The method of amortization shall reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.   If that pattern cannot be reliably determined, a straight-line amortization method shall be used.  An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

The Company has determined that its Levuka Gold Claim is held and used for Impairment, as per SFAS 121: “Accounting for the Impairment of Long-Live Assets.”  The Company’s determination is based on its current period operating losses with the Company’s history of operating losses and its projection that demonstrates continuing losses associated with the Levuka Gold Claim.

In accordance with FASB 144, 25, “An impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise and in income from continuing operations in the statement of activities of a not-for-profit organization.   If a subtotal such as “income from operations” is presented, it shall include the amount of that loss.”  The Company has recognized the impairment of a long-lived asset by declaring that amount as a loss in income from operations in accordance with an interpretation of FASB 144.

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
(In US Dollars)

(Unaudited)
Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i.           Basic Income (Loss) Per Share

In accordance with SFAS No. 128 – “Earning Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares have been issued and if the additional common shares were dilutive.   At June 30, 2008 and 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Periods ending June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007

Net Income (Loss)	11,040	750

Basic & Diluted (Loss) per Share	(0.004)	(0.000)

Weighted Average Number of Shares	2,605,500	2,000,000

j.           Cash and Cash Equivalents

For the purposed of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

	June 30, 2008	June 30,2007
ASSETS

Current Assets
Cash	6,857	0
Total Current Assets	6,857	0

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k.           Liabilities

Liabilities are made up of current liabilities.

Current liabilities include accounts payable of $4,680 and due to directors of $7,411 on aggregate.

	June 30, 2008	June 30, 2007
LIABILITIES

Current Liabilities
Accounts Payable	4,680	0
Due to Directors	7,411	0
Total Current Liabilities	12,091	0

l.           Stockholders’ Equity

a)           Authorized:

500,000,000 common shares with a par value of $0.001.

b)           Issued:

As of June 30, 2008, there were 2,605,500 common shares issued and outstanding with 2,000,000 common shares with a value of $0.001 per share for a total of $2,000 and 605,500 common shares with a value of $0.05 per share for a total of $30,275.

As at June 30, 2007 there were 2,000,000 common shares issued and outstanding with a value of $0.001 per share for a total of $2,000.  There are no preferred shares outstanding.

The Company has no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

(Unaudited)

NOTE 3 -                      GOING CONERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has accumulated losses and is new.   This raises substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustment that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net loss of $11,040 for the three months ended June 30, 2008 and $45,310 for the period from inception (March 15, 2007) to June 30, 2008 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.   Management has plans to seek additional capital through a private placement and public offering of its common stock.   The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS

The following discussion and analysis should be read in conjunction with Qele Resources Inc. (“Qele”, “we” or “us”) financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Forward Looking Statements

This Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. The use of words such as "anticipate", "expect", "intend", "plan", "believe", "seek" and "estimate", and variations of these words and similar expressions to identify such forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this Form 10-Q. These forward-looking statements address, among others, such issues as:

●	the estimated financial information we are furnishing in this Form 10-Q;

●	our future projected earning and cash flows;

●	the expansion of our business and its operations over the next few years;

●	the exploration of the Levuak and its future development; and

●	Our future expectations of development projects.

These statements are based on assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, whether actual results and developments will meet our expectations and predictions depend on a number of risks and uncertainties, which could cause our actual results, performance and financial condition to differ materially from our expectation.

Consequently, these cautionary statements qualify all of the forward-looking statements made in this Form 10-Q. We cannot assure you that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they would have the expected effect on us or our business or operations.

Exploration work on the Levuka

While we believe the Levuka has value and the opportunity to produce favorable results from our future exploration activities, we advise that we are in the pre-exploration stage and have not yet generated or realized any revenue from the Levuka.   The Levuka is considered raw land without any significant exploration work having been carried out in the past other than some minor work undertaken by us during the past several months as more fully described below.

We have not made any arrangements to raise additional cash to assist us in our exploration of the Levuka or for working capital purposes.   We have not considered at this time how we will raise cash as needed.   There are several avenues available to us:

●	to undertake either a private placement or public offering of our common shares;

●	to seek some form of debt financing; or

●	Have Deborah Appana and/or Ashmi Deo advance us personally funds.

The time will come when we will have to make a decision as to what method of financing is available to us and what is economic for Qele.  Even if the financing is available, it may not be on the terms we deem unacceptable or are materially adverse to shareholders; interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.  Our inability to obtain financing would have a materially adverse effect on our ability to implement our growth strategy, and as a result, could require us to diminish or suspend our exploration program on the Levuka and possibly cease our operations.

We must conduct our exploration program to determine what amount of minerals, if any, exist on the Levuka and if there is mineralization if it is economic to extract these minerals.   There is no point in extracting minerals unless we can make a profit in doing so.   We will not know this for some time since it takes years, on many occasions, to prove up an ore reserve on any given mineral property.   There is the distinct chance we will never prove up a mineral deposit.

Therefore, we are not claiming to have any minerals on the Levuka at this time.

It is estimated that the completion to the exploration program set forth above in the Sharma Report, prepared for us by Robert Sharma, Professional Geologist, will take approximately 20 days to complete at a cost of $25,630.  This cost included geological mapping of the Levuka surface ($4,697), geophysical surveying ($6,173) and taking of geochemical soil and rock samples ($14,760).  The object of this exploration program is to determine the mineral structure of the Levuka by mapping, surveying and taking rock and soil samples for assaying.   The information from this work will allow us to determine what types of minerals are on the Levuka, and especially gold, and where there are higher concentration of minerals.  The criteria in making a decision to continue our exploration activities will be based upon these results and the knowledge that the Levuka has had very little exploration work done on it in the past.  If the results are not favourable the Board of Directors, in conjunction with the recommendations of Robert Sharma, will consider other areas within the Levuka to explore.  Until the majority of the Levuka is explored and tested by assaying, the Board of Directors is reluctant to abandon the Levuka.

Other aspects of our Company

We have no historical information to allow anyone to base an evaluation on our future performance. We have only been incorporate since March 15, 2007 and have generated no revenue during our time in existence.  We do not know if we will be successful in our business operations in the future.   Like all new businesses we are a start up company and will suffer all the problems of being a start up company as follows:

●	possible delays in exploring the Levuka and experiencing cost overruns;

●	trying to generate revenue or identify sources of cash, managing our assets and administrating ongoing financial commitments to our creditors;

●	adhering to all regulatory requirements both as a future public company and as a company required to meet State and Federal filing requirements; and

●	ensuring our shareholders are informed about our development on a regular basis.

Liquidity and Capital Resources

We realize that we will have to raise cash in the near future to continue our operations.  If, in the future, we are unable to raise cash we might not be able to pay our creditors.

The following represents the minimum cash requirements over the next year to meet our current and future financial obligations:

Accounting and audit	$ 13,650	(a)
Bank charges	120
Exploration of the Levuka	20,630	(b)
Filing fees	250	(c)
Miscellaneous	1,000	(d)
Office	500	(e)
Transfer agent	2,000	(f)
Estimated cash required before payment of accounts payable	38,150
Add: Accounts payable as at June 30, 2008	4,680
Estimated cash required over next twelve months	$ 42,830

(a)
We are estimating $13,650 in accounting and audit.  Our internal accountant will charge $4,150 and our independent accountants will charge an estimated amount of $9,500.   This will cover the examination of the year end financial statements and the various quarterly reports which will be required to be filed.

(b)	The Sharma Report estimated a budget of $25,630 for exploration work on the Levuka. Prior to March 31, 2008 we advanced $5,000 to commence work.

(c)           Filing of Annual Report with the State of Nevada.

(d)           Estimated amount of future expenses which management is unaware of at this time.

(e)           Office expenses will comprise photocopying, delivery, fax and general office supplies.

(f)           Annual fee paid to the transfer agent and estimated cost of preparation of share certificates.

The above estimated cash requirements for the next twelve months does not reflect an outlay of funds for management fee, rent and telephone.  Management to date has taken no fees for their services and will continue with this policy until such time as we have sufficient funds on hand to warrant such an expense or a decision is made to cease exploration activities on the Levuka and proceed to develop a proven ore reserve, if ever.

Analysis of Financial Condition and Results of Operations

We have cash and cash equivalents of $6,857 as at June 30, 2008.   We are indebt to creditor in the amount of $4,680, other than our Directors, as follows:

Internal accountant	$ 3,150
Independent accountants	1,500
Office	30
$ 4,680

We have received advances from our Directors in the amount of $7,411.  These advances were used to purchase the Levuka, pay the transfer agent, various office expenses and filing fees payable to the State of Nevada.

We raised initial seed capital from investors.  The number and price per share subscribed for was as follows:

Number of Shares	Price per Share	Amount

2,000,000	$ 0.001	$ 2,000

605,500	0.05	30,275

2,605,500		$ 32,275

Since our initial sale of the above noted shares we have not raised any other capital.

During the period from inception (March 15, 2007) to June 30, 2008 we have had accumulated losses of $45,310 which are as follows:

Accounting and audit	$ 9,900	(a)
Bank charges	215	(b)
Exploration expenses	6,173	(c)
Filing fees	937	(d)
Incorporation costs	750	(e)
Legal	13,230	(f)
Management fees	6,000	(g)
Office	305	(h)
Rent	1,200	(i)
Recognition of an Impairment loss (Levuka claim)	5,000	(j)
Telephone	600	(k)
Transfer agent	1,000	(l)
	$ 45,310

(a)
Relates to the preparation of the working papers for the period from inception to June 30, 2008 by the internal accountant for submission to the independent accountants for their examination and rendering an opinion thereon.   This includes the March 31, 2008 audited financial statements and the June 30, 2008 interim financial statements.

(b)           Monthly bank charges including printing of checks and deposit books.

(c)
We have advanced $5,000 against the exploration budget in the Sharma Report noted above.  In addition, fees were incurred in obtaining a license required by non-incorporated Fijian companies to operate in the exploration industry.

(d)	Represents payment to the Secretary of State of Nevada for the initial Annual Report in 2007 and the 2008 Annual Report. Also included in this amount is fees for obtaining the CUSIP number.

(e)           Incorporation cost paid in 2007 to State of Nevada.

(f)	Legal fees were incurred for preparing the documents for opening the Company’s bank account, for preparation of the Form S-1 and opinion on share qualified under Form S-1.

(g)
Our directors and officers have never received anything of value for their services nor have they received any compensation for the time they have spent on the business of our Company.  Nevertheless, recognition should be given for this service.   Therefore a charge of $1,000 per month commencing with January 2008 has been considered reasonable by management.  This amount has been expensed as a current period cost with an offsetting credit to Additional Paid-in Capital.   Basically, the accrual for management fees is a bookkeeping entry which will never have to be settled by our Company in either cash or shares either now or in the future.

(h)           Office expenses were for courier and photocopying.

(i)
Our Company uses the premises of our President, Deborah Appana, without having the liability to pay rent.   A normal rent for a small one room office in Nausori, Fiji near the downtown section would be approximately $200 per month.  The accounting treatment for rent is the same as for management fees above.

(j)
Write off of cost of acquiring the Levuka.   The accounting procedure for the purchase of the Levuka and subsequent exploration costs is to treat them as period costs to be writing off in the period incurred.   If, and when, a decision is made to produce minerals from the Levuka will these costs be capitalized and amortized against future revenue from the Levuka.

(k)
We do not have our own telephone number at this time and are using the telephone number of Deborah Appana.  There is no charge for the use of this telephone but we realize there is a cost associated with a telephone and have therefore accrued $100 per month as a reasonable charge.   Similar to management fees and rent above, the expense has been recognized as a period cost with a credit to Additional Paid-in Capital.  It is our intention to have both our own office and telephone number once we have the funds to support it.

(l)           Annual fee paid to Empire Stock Transfer Inc. to act as our transfer agent.

Our Company has no plant or significant equipment to sell and we have no intension to purchase any plant or significant equipment in the immediate future. Presently we do not have any money to buy any significant assets.

Our Limited Operating History and Working Capital Position

To meet our need for cash we will have to raise money.   Our working capital position as at June 30, 2008 is a negative amount of $5,234.   This means we do not have enough funds on hand to pay all our creditors other than third party creditors.   We cannot guarantee we will be successful in our business operations and the exploration of the Levuka.   We cannot guarantee we will be able to raise enough money in the future to stay in business.   Whatever money we do raise will be used as working capital to meet current and future financial obligations and to explore the Levuka.   If we are lucky enough to find mineralization which is economically feasible to remove it, we will attempt to raise additional money through subsequent private placements, public offering or loans.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Short and long-term Trend Liabilities

We are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our business either in the long-term or long-term liquidity which have not been disclosed under Risk Factors noted below.

Internal and External Sources of Liquidity

There are no material internal or external sources of liquidity.

Known Trends, Events or Uncertainties having an Impact on Income

Since we are in the start-up stage and the Levuka has not produced any income, there is a chance that it never will.  We do not know of any trends, events or uncertainties that are reasonably expected to have a material impact on income in the future.

Description of Property

We purchased a 100% interest in Levuka from Takei Enterprises Inc, an unrelated company, with offices in Suva, Fiji.  The Levuka consists of one - 9 unit claim block containing 83.4 hectares which has been staked and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Fiji.

Other than the Levuka we do not own any other mineral property.

We do not own our own officer space but we use the office of Deborah Appana, our President.   Our Directors feel the office space we are using is sufficient for our needs at this time.   We currently have no investment policies as they pertain to real estate, real estate interest or real estate mortgages.

Market Price of and Dividend on our Common Equity and Related Stockholder Matters.

We have authorized share capital of 500,000,000 common shares with a par value of $0.001 per share of which 2,605,500 shares are issued as at June 1, 2008.

We are not listed on any stock exchange or quotation system anywhere.

As at this time we have not issued any stock options to our directors, officers or other parties and do not have any warrants or rights outstanding as at June 1, 2008.

Our directors and officers are qualifying 200,000 common shares and our other shareholders are qualifying 605,500 common shares under an effective Form S-1 registration statement.

Holders of our Common Shares

As at July 24, 2008, we have 40 shareholders.   This includes our officers and directors, Deborah Appana and Ashmi Deo, who have a controlling position of shares in our Company.

Dividend Policy

We have never declared or paid any cash dividends or distributions on our common stock.   We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Compensation Plans

As at June 30, 2008 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

Changes in and Disagreement with Accountant on Accounting and Financial Disclosure

Our auditors are Moore & Associates Chartered, Suite 109 – 2675 S. Jones Blvd., Las Vegas, Nevada, 84146. From the date of the appointment of Moore & Associates Chartered to March 31, 2008 our company has had no disagreement with Moore and Associates Chartered.

OUR PROPERTY – THE LEVUKA GOLD CLAIM

In 2007, we acquired a 100% interest in the Levuka (Mining Tenement 1410) that was staked to cover gold zones within the similar Tavua Volcanic Group of rocks that host zones that were mined at Navua Gold Mine. The tenement is located 38 kilometers south-east of Ovalau, Fiji.

Location of the Levuka

Levuka project consists of 1 unpatented mineral claim, located 38 kilometers South-east of the island of Ovalau, Fiji  at UTM co-ordinates Latitude 18°13’00”S and Longitude 178°10’00”E. The mineral claim was assigned to our Company by Takei Enterprises Inc. and the said assignment was filed with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Fiji.

There are no known environmental concerns or parks designated for any area contained within the Levuka. The Luveka has no encumbrances.  As advanced exploration proceeds there may be bonding requirements for reclamation.

We have purchased a 100% interest in the property.

Travel to the Levuka, Manpower Availability and Climate

Levuka is accessible from Suva, Fiji by traveling on the country’s only highway system which for the most part consists of one lane in each direction and by taking an all weather gravel road. The town of Suva has an experienced work force and will provide all the necessary services needed for an exploration and development operation, including police, hospitals, groceries, fuel, helicopter services, hardware and other necessary items. Drilling companies and assay facilities are present in Suva.

Levuka lies at an elevation of 1,292 feet near the southwest end of the Nakanai Mountain Range. The main mountain idge has a maximum peak of 2,642 feet with steep east facing slopes.

Tropical mountain forests grow at lower elevations in the northeast corner of the claim and good rock exposure is found along the peaks and ridges in the western portion of the claim. The climate is mild year round with the rainy season falling from May to October.

History of the Area

Gold was first reported in the area by Fijian and British prospectors over 77 years ago. Mineral lode claims were recorded in 1925 in the surrounding areas.
Numerous showings of mineralization have been discovered in the area and six prospects have achieved significant production, with Navua Gold Mine (32 kilometers away) producing 135,000 ounces of Gold annually.

During the 1990’s several properties north of Levuka were drilled by junior mineral exploration companies.  We have started preparing to conduct preliminary exploration work on the Levuka.

Geology in the Fiji Islands

Fiji lies at the midpoint of opposing Tonga Kermadec and new Hebrides convergence zones, separated from the actual convergence zones by two extensional back arc basins which are the North Fiji Basin to the west and the Lau Basin to the east in addition to a series of transform faults including the Fiji Fracture Zone and the Matthew Hunter Ridge.  Many of the reconstructions of the past configuration of the Island is part of the Pacific indicate, however, that Fiji was not so long ago an integral part of the Pacific “Rim of Fire”; the complex plate boundary between Pacific and the Indo Australia plates; a boundary which is well recognized as the locus of several major world-class porphyry copper gold and epithermal gold systems.

Stratigraphy of the Levuka

The principal bedded rocks for the area of Levuka (and for most of Fiji for that matter) are Volcanic rocks which are exposed along a wide axial zone of a broad complex.
Gold at the Tradewinds Gold Mine (which is in close proximity to the Levuka) is generally concentrated within extrusive volcanic rocks in the walls of large volcanic caldera.
Intrusive

The main igneous intrusions consist of the Medrausucu consisting of tholetic gabbros, tonalities and trondjhemites.  Age data indicate that the intrusive stocks are intermediate in age between Savura Volcanic Group rocks west of the area and the younger Tertiary Wainimala Group rocks exposed to the east.

Theoletic Gabbros, for example, are generally are a greenish or dark colored fine to coarse grained rock. Irregular shaped masses of so called "soda granite" are seen in both sharp and gradational contact with the diorite. The different phases of Medrausucu are exposed from north of the Levuka to just east of the town of Suva and are principal host rocks for gold veins at the Tradewinds Gold Mine.

Structure

Repeated cycles of folding, faulting and deformation has created a complex structural history in the Suva area.  Major faults strike north and northeasterly and coincide with zones of the Savura Volcanic Group. The principal shear direction changes from northwest in the area of the Tradewinds Gold Mine to north-south in the area north of Suva.

The major transform fault areas are the Fiji Fracture Zone and the Hunter Fracture Zone. One system consists of a set of perpendicular fractures, which strike approximately at right angles to each other, and at acute angles to the trend of formations. The other system consists of two sets of fractures with opposing dips, but which strike parallel to each other and to the trend of the overall formations. The first system contains the principle veins of the area and are younger than the second system. The Savura Volcanic Group represent the most important and continuous fractures in the first system.

Types of Deposit

On a regional basis, this area of Fiji is notable for epo-thermal type gold deposits of which the Tradewinds Gold Mines are typical examples.
Mineralisation is located within a large fractured block created where prominent northwest-striking shears intersect the north striking caldera fault zone. The major lodes cover an area of 4 km2 and are mostly within 500m of the surface. Lodes occur in three main structural settings:

●	steeply dipping northwest striking shears;

●	flat dipping (1040) fractures (flatmakes); and

●	Shatter blocks with shears.

Most of the gold occurs in tellurides and there are also significant quantities of gold in pyrite.

Mineralization on the Levuka

No mineralization has been reported for the area of the Levuka but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

Exploration

Previous exploration work has not to Robert Sharma’s knowledge included any attempt to drill the structure on Levuka. Records indicate that no detailed exploration has been completed on the Levuka.

Property Geology of the Levuka

To the east of the property is intrusive consisting of rocks such as tonalite, monzonite, and gabbro while the Levuak itself is underlain by the Savura Volcanic Group sediments and volcanics. The Levuka lies on the Fiji Fracture Zone. The intrusive also consist of a large mass of granodiorite towards the western most point of the property.

The Savura Volcanic Group consists of interlayered chert, argillite and massive andesitic to basaltic volcanics. The volcanics are hornfelsed, commonly contain minor pyrite, pyrrhotite.
No drilling is reported to have ever been done on the Levuka.
The adjacent properties are cited as examples of the type of deposit that has been discovered in the area and are not major facets to the Sharm Report.

Conclusions

The area is well known for numerous productive mineral occurrences including the Tradewinds Gold Mines. The locale of the Levuka is underlain by the same rock units of the Savura Volcanic Group that are found at those mineral occurrence sites. These rocks consisting of cherts and argillites (sediments) and andesitic to basaltic volcanic have been intruded by granodiorite. Structures and mineralization probably related to this intrusion are found throughout the region and occur on the claim. They are associated with all the major mineral occurrences and deposits in the area.

Mineralization found on the claim is consistent with that found associated with zones of extensive mineralization. Past work however has been limited and sporadic and has not tested the potential of the property.

Potential for significant amounts of mineralization to be found exists on the property and it merits intensive exploration.

Sharm Report Recommendations

A two phased exploration program to further delineate the mineralized system currently recognized on Levuka is recommended.

The program would consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geophysical survey using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on the claim that are mineralized and in detail on the known areas of mineralization. The effort of this exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

Estimated Budget

The estimated budget for the Levuka recommended in the Sharm Report is as follows:

	Work to be Performed	Stated in U. S. Dollars	Stated in Fijian Dollars

1.	Geological mapping	$ 4,697	$ 7,000

2.	Geophysical surveying	6,173	9,200

3.	Geochemical surveying and surface Sampling (includes sample collection and assaying)	14,760	22,000

	Estimated total	$ 25,630	$ 38,200

The qualification of Robert Sharma, the author of the Sharma Report, is as follows:

Robert Sharma, 725 Hibiscus Road, Suva, Fiji graduated from the University of The South Pacific, Suva, Fiji with a Bachelor of Science degree in Geology (1969) and a Masters of Science (1974) from the same University.  He has for the past 33 years been a geological consultant for such companies in the South Pacific as Nausori Resources, EGM Resources, and Solanki Ventures and have consulted for several other companies around the world writing reports for their use and is therefore qualified to write the Sharma Report.  He is a member of the Geological Society of Fiji and between June 12 and 14 he visited the Levuak and interviewed future field work personnel who might be working on the Levuak.

Exploration Work during 2008

The exploration work undertaken in 2008 was by Thakorlal Geologists resident in Lautoka, Fiji Island.   Their interpretation results were as follows:

They sent samples to six different assaying laboratories which use conventional assaying methods.  From these results Thakorlal Geologists concluded the following:

1.	that their testing of multiple grid references of the Levuka Gold Claim suggests a high probability of gold throughout the property;

2.	that further detailed testing be undertaken to verify their findings and to establish the areas of highest occurrence of mineralization;

3.
that their findings appear to be in concert with historical data contained in the archives of the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Fiji; and

4.	that the geological report of Robert Sharma was reviewed and they concur with the findings contained in his report.

Thakorlal Geologists confirmed that the results were reviewed by the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Fiji and their senior geologist has, based on his review of historical data of the area, confirmed Thakorlal Geologists’ results and has entered them in the archive file held by the Ministry for the Levuka Gold Claim thereby making these findings accessible to the general public.

Risk Factors

An investment in our securities involves a high degree of risk.  In evaluating our business and its future expectations, one should consider carefully the risk factors noted below.  Any of the following risk factors, if they occur, could seriously harm our business and its operations. There may be risk factors we do not know exist at this time and therefore they are not included in the risk factors listed below.   Even if they are deemed immaterial at the present time, they could develop whereby they will adversely affect our business.  If we become a trading company any of these risk factors might affect the future price of our shares which might result in all our shareholders losing their entire investment in our Company.  Our shares are speculative by nature and therefore the risk of purchasing our share is high.   One should consider whether they can assume a loss of their entire investment.

Risks Related to Our Company and the Levuka Gold Claim

Since inception we have not made any revenue and have incurred operating losses.

Since the date of our inception, being March 15, 2007, to June 30, 2008 we have not made any revenue and have incurred losses of $45,310.  It is extremely doubtful we will realize any revenue over the next few years and, in fact, we might never realize any revenue.

Being a newly incorporated company we have no operating history which will assist an investor in making a decision whether or not to purchase our shares.

Having been incorporated for just over a year, we do not have any operation history whereby an individual can make a business decision whether or not our Company will be successful in the future.   Being a start up company, we have not proven that we can operate a business successfully.  There is no guarantee we will be able to explore and eventually develop the Levuka.  Only if we are successful in raising capital, exploring the Levuka to a stage that a production decision is made or locating other business opportunities will we be considered to have an operating history.   This will take some time and may never happen.

The chance of us ever finding a commercial viable ore deposit on the Levuka is extremely remote.

Very few mineral properties when explored ever turn into a producing mine.   No matter how much money and time is spent on exploring the Levuka, there is the possibility that we will never identify an ore deposit of commercial value.   This would result in us having to abandon the Levuka and if we have the funds available, which we might not at that time, seek another mineral property of merit.   If we do not have the money or are unable to identify a property of merit we might have to cease operations as a going concern which would result in all our shareholders losing their investment in our Company.

We are a small company without much capital which will limit our exploration activities which might result in our shareholders losing their entire investment in our Company.

Being a small company and having only raised to date $32,276 from the sale of our shares, we do not have the money necessary to do exploration program recommend by Robert Sharma in his report dated July 3, 2007; being $25,574.  If we do not explore the Levuka we will never know if there is an ore reserve present and money will not be available from the investment community since we have no proven ore reserves.

In exploring the Levuka we will require workers and consultants which may not be available to us when we need them.

There are numerous mining companies seeking qualified staff to work their mineral claims.   A majority of these companies are better financed and have properties which have merit for future exploration.   We will have to compete with them for qualified workers and consultants.  Having little money available, we will be at a disadvantage which might result in our delaying our exploration activities or else terminating them all together.

If we receive positive results on the Levuka we still might not be able to put the Levuka into production.

During our exploration program of the Levuka, we might be successful in finding positive results in mineralization which might lead to a certain amount of tonnage of ore. The ounces per ton might not be sufficient to warrant production and also the tonnage identified might not be sufficient to cover our cost of extracting the minerals from the ground.  This being the case, we would have a property which could never be put into production and eventually we would have to cease operations.

Even though prices of many minerals are relatively high current there is no guarantee that this trend will persist into the future.

With high mineral prices at this time exploration activity in the exploration and mining sectors of the industry are proceeding at a good rate.  If a drop in metal prices occurs then properties like the Levuka might not be able to attract the funds needed to carry on exploration.  We have not yet been success in attracting funds for future exploration and in the future if metal price decrease we might not be able to attract any funds.  Without funds we would have to abandon our exploration activities which might result in our Company no longer being a going concern.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability, for which we have no insurance to cover any costs, or damages as we conduct our business.

The search for valuable minerals on the Levuka involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time, we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program on the Levuka.

The weather might delay our exploration program since in Fiji periodic wind storms and extreme amounts of rain occur.

We might be delayed in our exploration program, when and if it starts, due to periodical wind storms and extreme rains conditions which at certain times of the year is common in Fiji. The wet season begins in early December and lasts through to the end of April.   Even though downpours of rain might not last for long periods of time, it will disrupt our exploration programs since it will be difficult to move equipment and manpower onto the Levuka.   If we delay the use of the equipment and manpower we might not be able to have them when the weather is no longer a problem.  This will cause an interruption in our exploration program and delay any results we might have had.

Because or our officers and directors have other business interests in addition to their interest in our Company, they might not be able to devote a majority of their time to our exploration activities which could result in either periodic interruptions or suspension of exploration.

Our President, Deborah Appana, currently devotes only 10% of her time to the affairs of our Company or approximately 12 hours per month while our Secretary Treasurer, Ashmi Deo, devotes only 5 hours per month.  This is due to both of them having outside business interests.  With limited time being devoted to our affairs we will suffer in the event that we are required to explore the Levuka more fully. If our directors, in the future, do not devote more time to the affairs of our Company, we might have to discontinue our exploration activities indefinitely.   This might result in our shareholders losing their entire investment in our Company.

We must obtain additional funding or our business will fail.

Presently we do not have sufficient funds on hand to complete Phase 1 of our recommended program or pay our estimated liabilities over the next twelve months.  We have not investigated any avenues of obtaining additional funding at this time.  Eventually we will have to consider issuing more shares to raise working capital, having our directors and officers advance to us to allow us to meet our current and future obligations as they come due or seek some form of bank financing personally guaranteed by our directors and officers.   If we are unsuccessful in obtaining funds we will have to cease to operate.

Our directors and officers are not residents of the United States and hence it might prove difficult to enforce any liabilities against them.

In the event that Deborah Appana or Ashmi  Deo commit any action which our shareholders feel are unethical or not legal, our shareholders would likely have difficulty in enforcing any legal action because the officers and directors reside outside of the United States; living in Fiji.  In addition, our limited assets are situated outside the United States and hence would be hard to attach in a law suit.   Normally, in a law suit, personal service in the form of a summons or compliant, would have to be delivered to the officers and directors.  If the shareholders are success in personal service and receive a favorable judgment against the directors and officers it will be difficult to collect on it since time would have to be spent searching for personal assets in Fiji which might never be found.   Therefore, a shareholder’s or shareholders’ ability to effect service of process and eventually to enforce a judgment obtained in US courts against our directors, officers or our Company might be extremely difficult.  Even if a successful judgment in a Fijian Court is obtained, it still might be difficult to enforce and eventually collect on it.   Eventually the shareholders might end up with a “hallow” judgment whereby nothing of substance if obtained.

Risks Related To Our Stock

Our share price will be subject to the “Penny Stock Rule” which will result in any broker-dealer involved with our shares having to increase administrative responsibility which will have a negative effect on both our ability to raise money and a shareholder’s ability to purchase or sell his shares in the market.

Our shares, if and when quoted on the OTCBB or any other exchange, will be considered to be a “penny stock” because our shares will meet one or more of the definitions in SEC Rule 3a51-1:

a.	the shares have a price less than $5.00;

b.	the shares are not traded on a recognized exchange or on the OTCBB; or

c.
the company’s assets are less than $2,000,000, if in business more that three years continuously, or $5,000,000, if the business is less than three years continuously, or the average revenues of less than $6,000,000 for the past three years.

When dealing with a penny stock transaction, the broker-dealer will have to perform certain administrative functions.   Each potential investor will receive disclosure forms from the broker-dealer as well as written permission from him consenting to the broker-deal purchasing the shares on his behalf.  The broker-dealer will also have to provide a current bid and offer quotation as well as a statement of what compensation the broker-dealer and the salesperson will receive from the transaction.  Each month the investor will be provided with a monthly statement showing the closing month price of the shares which the investor purchased.

With the additional administrative work required of the broker-dealer he might be reluctant to transact business in our shares.   If this is the case, it would be difficult for us to attract new investors in the event we wished to raise future capital.  This is especially applicable if we wish to raise funds from financial institutes since many of them are restricted under their by-laws from investing in shares below a certain dollar amount.

Without a public market there is no liquidity for our shares and hence our shareholders may never be able to sell their shares which would result in the loss of their entire investment.

Our shares are not listed on any exchange or quotation system in either North America or elsewhere in the world.  Without our shares being listed or quoted it would be extremely difficult for our shareholders to liquidate their shares other than in a private sale.  Even if they could sell their shares in a private transaction, they might not receive the price per share that they had hoped for.  Presently, we do not have market maker and have not identified one.   We will seek out a participating market maker in hopes he will sponsor us and file a Form 211 on our behalf with FINRA so that our shares are eventually quoted on the OTCBB.  This might never happen and there is no assurance even if we are sponsored we will be quoted.

We are estimating it will take another six to twelve months to obtain a quotation on the OTCBB.  In the meantime, there is a good possibility our shareholders will not be able to sell any of their shares unless it is done in a private transaction.

If we have to undertake a private placement or sell shares through a public offering, it will have the effect of diluting the present ownership of our shareholders.

To remain as a going concern in the future we might have to undertake a private placement or public offering of our shares from Treasury to finance our exploration program on the Levuka or to supply us with working capital.   Any issuance of shares from Treasury will dilute the existing shareholders percentage holdings in our Company.  If we require substantial money we will cause a significant dilution to the present holding of our shareholders.

On the other hand, if we have to borrow large sums of money by way of debt obligations we will incur interest and capital repayments which will not dilute our shareholders’ present positions but will cause us a financial hardship. At the present time we doubt whether we could borrow money without the personal guarantees of our two directors.  They may not be prepared to personally guarantee any loans when the time comes.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares outstanding.  This might be very unattractive to future investors thereby limiting our ability of raising capital when needed.

We have never paid a dividend since inception and presently do not anticipate any dividends in the near future.

Since we have never paid a dividend since inception and do not anticipate doing so for a number of years any investor who is seeking future income should not purchase our shares.   We intend to retain any and all income in our Company and will be using it for the exploration of the Levuka or for working capital.  No one should be seeking a cash flow from their investment in our shares and if shares are purchased they must realize they might have to hold their shares indefinitely without any return.

ITEM 3.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Qele’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Qele’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

(b)           Changes in Internal Controls

There were no material changes in Qele’s internal controls or in other factors that could materially affect Qele’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Qele or is a party or to which the Levuka Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There has been no change in our securities since the fiscal year ended March 31, 2008.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters brought forth to the securities holders to vote upon during this quarter.

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Qele’s Registration Statement on Form S-1 filed on June 17, 2008 Registration No. 333-151708)

3.2	Articles of Incorporation (incorporated by reference from Qele’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No.333-151708)

3.3	By-laws (incorporated by reference from Qele’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

4	Stock Specimen (incorporated by reference from Qele’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Qele’s Registration Statement on Form S-1 filed on June 17, 2008 Registration No. 333-151708)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QELE RESOURCES INC.
(Registrant)

Date: August 6, 2008	DEBORAH APPANA
Chief Executive Officer, President and Director

Date: August 6, 2008	ASHMI DEO
Chief Financial Officer, Chief Accounting Officer, Secretary and Director