Form 10-Q
period 2008-09-30
Qele Resources Inc.
filed 2008-10-28
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2008

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

October  1, 2008: 2,605,500 common shares

Transitional Small Business Disclosure format (Check one):   Yes [   ]  No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Qele Resources Inc. (an exploration stage company) at September 30, 2008 (with comparative figures as at March 31, 2008) and the statement of operations for the three and six months ended September 30, 2008 and 2007 and from inception  (March 15, 2007) to September 30, 2008, and the statement of cash flow for the six months ended September 30, 2008 and 2007 and from inception (March 15, 2007) to September 30, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

QELE RESOURCES INC.
(An Exploration Stage Company)

Balance Sheets
(In US Dollars)

(Unaudited)

	Sept. 30, 2008	March 31, 2008

ASSETS

Current Assets
Cash	3,044	16,710
Total Current Assets	3,044	16,710

Equipment	0	0

TOTAL ASSETS	3,044	16,710

LIABILITIES

Current Liabilities
Accounts Payable	8,151	7,720
Due to Directors	7,501	7,084
Total Current Liabilities	15,652	14,804

Long term Liabilities	0	0

Total Liabilities	15,652	14,804

Equity (Deficit)
500,000,000 Common Shares Authorized with a Par Value of $0.001 per Share 2,605,500 Shares Issued (March 31, 2008 – 2,605,500 Shares Issued)	2,606	2,606
Additional Paid-in Capital	41,370	33,570
Accumulated deficit during exploration stage	(56,584)	(34,270)
Total Stockholders’ Equity (Deficit)	(12,608)	1,906

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	3,044	16,710

The accompanying notes are an integral part of these unaudited financial statements.

QELE RESOURCES INC.
(An Exploration Stage Company)

Statements of Operations
(In US Dollars)

(Unaudited)

	For the three months ended Sept. 30, 2008	For the three months ended Sept. 30, 2007	For the six months ended Sept. 20, 2008	For the six months ended Sept. 30, 2007	From inception (March 15, 2007) to Sept. 30, 2008

Revenue	0	0	0	0	0

Expenses

Exploration	0	0	0	0	6,173
General and administrative expenses	11,274	0	22,314	750	45,411
Recognition of an Impairment Loss (Mineral Claims)	0	0	0	5,000	5,000
	11,274	0	22,314	5,750	56,584

Net Income (Loss)	(11,274)	(0)	(22,314)	(5,750)	(56,584)

Basic & Diluted (Loss) per Common Share	(0.004)	(0.000)	(0.009)	(0.000)

Weighted Average Number of Common Shares	2,605,500	2,000,000	2,605,000	2,000,000

The accompanying notes are an integral part of these unaudited financial statements.

QELE RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(In US Dollars)

(Unaudited)

	For the six months ended Sept. 30, 2008	For the six months ended Sept. 30, 2007	From inception (March 15, 2007) to Sept. 30, 2008

Operating Activities
Net Income (Loss)	(22,314)	(750)	(56,584)
Recognition of an Impairment Loss (Mineral Claim)	-	5,000	5,000
Contributed expenses	7,800	0	11,700
Accounts Payable	431	0	8,151
Net Cash used in Operating Activities	(14,083)	4,250	(31,733)

Investing Activities
Purchase of Mineral Claim	0	(5,000)	(5,000)
Net Cash used by Investing Activities

Financing Activities
Advances from Directors	417	(1,250)	7,501
Shares issued	0	2,000	2,606
Additional Paid-in-Capital	0	0	29,670
Net Cash provided from Financing Activities	417	750	39,777

Change in cash during the period	(13,666)	0	3,044

Cash at the Beginning of Period	16,710	0	0

Cash at end of Period	3,044	0	3,044

Supplemental disclosure of cash flow information:

Cash paid for:

Interest	$ -

Income taxes	$ -

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

c.           Income Taxes

The Company prepares its tax returns on the accrual basis.   As at September 30, 2008, the Company had accumulated net operating losses carried forward of $56,584 for income tax purposes.   The tax benefit of approximately $17,000 from the loss carried forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for the future years.  Losses will expire on 2028.

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

g.           Assets

The Company holds no assets other than cash as at September 30, 2008 and no assets other than cash as at March 31, 2008.

	Sept. 30, 2008	March 31, 2008
ASSETS

Current Assets
Cash	3,044	16,710
Total Current Assets	3,044	16,710

Fixed Assets	0	0
TOTAL ASSETS	3,044	16,710

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

h.           Income

Income represents all the Company’s revenue less all its expenses in the periods incurred.   The Company has no revenue as at September 30, 2008 and 2007 and has paid expenses of $22,314 for the six months ended September 30, 2008 and $56,584 for the period from inception (March 15, 2007) to September 30, 2008

In accordance with FASB/ FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite.  If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life.   The method of amortization shall reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.   If that pattern cannot be reliably determined, a straight-line amortization method shall be used.  An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

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
Footnotes to the Financial Statements
(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i.           Basic Income (Loss) Per Share

In accordance with SFAS No. 128 – “Earning Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares have been issued and if the additional common shares were dilutive.   At September 30, 2008 and 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Periods ending September 30, 2008 and 2007:

	Sept. 30, 2008	Sept. 30, 2007

Net Income (Loss)	(22,314)	(5,750)

Basic & Diluted (Loss) per Share	(0.004)	(0.000)

Weighted Average Number of Shares	2,605,500	2,000,000

j.           Cash and Cash Equivalents

For the purposed of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

	Sept. 30, 2008	Sept. 30, 2007
ASSETS

Current Assets
Cash	3,044	0
Due from Directors	0	1,250
Total Current Assets	3,044	1,250

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k.           Liabilities

Liabilities are made up of current liabilities.

Current liabilities include accounts payable of $8,151 and due to directors of $7,501 on aggregate.

	Sept. 30, 2008	Sept. 30, 2007
LIABILITIES

Current Liabilities
Accounts Payable	8,151	0
Due to Directors	7,501	0
Total Current Liabilities	15,652	0

l.           Stockholders’ Equity

a)           Authorized:

500,000,000 common shares with a par value of $0.001.

b)           Issued:

As of September 30, 2008, there were 2,605,500 common shares issued and outstanding with 2,000,000 common shares with a value of $0.001 per share for a total of $2,000 and 605,500 common shares with a value of $0.05 per share for a total of $30,275.

As at September 30, 2007 there were 2,000,000 common shares issued and outstanding with a value of $0.001 per share for a total of $2,000.  There are no preferred shares outstanding.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $22,314 for the six months ended September 30, 2008 and $56,584 for the period from inception (March 15, 2007) to September 30, 2008 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.   Management has plans to seek additional capital through a private placement and public offering of its common stock.   The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The following represents the minimum cash requirements over the next year to meet our current and future financial obligations:

Accounting and audit	$ 13,335	(a)
Bank charges	120
Edgarizing expenses	1,575	(b)
Exploration of the Levuka	20,630	(c)
Filing fees	250	(d)
Miscellaneous	1,000	(e)
Office	500	(f)
Transfer agent	2,000	(g)
Estimated cash required before payment of accounts payable	39,410
Add: Accounts payable as at September 30, 2008	8,151
Estimated cash required over next twelve months	$ 47,561

(a)
We are estimating $13,650 in accounting and audit.  Our internal accountant will charge $5,355 and our independent accountants will charge an estimated amount of $8,000.   This will cover the examination of the year end financial statements and the various quarterly reports which will be required to be filed.

(b)           Estimated cost during the year of filing Form 10-Qs and 10-K on the SEC website.

(c)
The Sharma Report estimated a budget of $25,630 for exploration work on the Levuka.  Prior to March 31, 2008 we advanced $5,000 to commence work.  As mentioned elsewhere in this Form 10-Q certain exploration work was performed on the Levuka mineral claim.

(d)           Filing of Annual Report with the State of Nevada.

(e)           Estimated amount of future expenses which management is unaware of at this time.

(f)           Office expenses will comprise photocopying, delivery, fax and general office supplies.

(g)           Annual fee paid to the transfer agent and estimated cost of preparation of share certificates.

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

Analysis of Financial Condition and Results of Operations

We have cash and cash equivalents of $3,044 as at September 30, 2008.   We are indebt to creditor in the amount of $8,151, other than our Directors, as follows:

Internal accountant	$ 6,458
Independent accountants	1,500
Office	193
$ 8,151

We have received advances from our Directors in the amount of $7,501.  These advances were used to purchase the Levuka, pay the transfer agent, various office expenses and filing fees payable to the State of Nevada.

We raised initial seed capital from investors.  The number and price per share subscribed for was as follows:

Number of Shares	Price per Share	Amount

2,000,000	$ 0.001	$ 2,000

605,500	0.05	30,275

2,605,500		$ 32,275

Since our initial sale of the above noted shares we have not raised any other capital.

During the period from inception (March 15, 2007) to September 30, 2008 we have had accumulated losses of $56,584 which are as follows:

Accounting and audit	$ 12,818	(a)
Bank charges	236	(b)
Edgarizing expenses	1,890	(c)
Exploration expenses	6,172	(d)
Filing fees	937	(e)
Incorporation costs	750	(f)
Legal	14,731	(g)
Management fees	9,000	(h)
Office	558	(i)
Rent	1,800	(j)
Recognition of an Impairment loss (Levuka claim)	5,000	(k)
Telephone	900	(l)
Transfer agent	1,792	(m)
	$ 56,584

(a)
Relates to the preparation of the working papers for the period from inception to September 30, 2008 by the internal accountant for submission to the independent accountants for their examination and rendering an opinion thereon.   This includes the March 31, 2008 audited financial statements and the June 30 and September 30, 2008 interim financial statements.

(b)           Monthly bank charges including printing of checks and deposit books.

(c)	Consists of filing the Form S-1 and correspondence with the SEC, Forms 424 (b) (i) and 8-A 12g and Forms 10-Qs.

(d)
We have advanced $5,000 against the exploration budget in the Sharma Report noted above.  In addition, fees were incurred in obtaining a license required by non-incorporated Fijian companies to operate in the exploration industry.

(e)	Represents payment to the Secretary of State of Nevada for the initial Annual Report in 2007 and the 2008 Annual Report. Also included in this amount is a fee for obtaining the CUSIP number.

(f)           Incorporation cost paid in 2007 to State of Nevada.

(g)
Legal fees were incurred for preparing the documents for opening the Company’s bank account, for preparation of the Form S-1, opinion on share qualified under Form S-1 and an opinion letter to the transfer agent regarding the remove of the restrictive legend on certain share certificates qualified under the Form S-1.

(h)
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

(i)           Office expenses were for courier, printing and photocopying.

(j)
Our Company uses the premises of our President, Deborah Appana, without having the liability to pay rent.   A normal rent for a small one room office in Nausori, Fiji near the downtown section would be approximately $200 per month.  The accounting treatment for rent is the same as for management fees above.

(k)
Write off of cost of acquiring the Levuka.   The accounting procedure for the purchase of the Levuka and subsequent exploration costs is to treat them as period costs to be writing off in the period incurred.   If, and when, a decision is made to produce minerals from the Levuka will these costs be capitalized and amortized against future revenue from the Levuka.

(l)
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

(m)	Annual fee paid to Empire Stock Transfer Inc. to act as our transfer agent of $1,000 and payment for the printing of share certificates for the shareholders.

Our Company has no plant or significant equipment to sell and we have no intension to purchase any plant or significant equipment in the immediate future. Presently we do not have any money to buy any significant assets.

Our Limited Operating History and Working Capital Position

To meet our need for cash we will have to raise money.   Our working capital position as at September 30, 2008 is a negative amount of $12,608.   This means we do not have enough funds on hand to pay all our creditors other than third party creditors.   We cannot guarantee we will be successful in our business operations and the exploration of the Levuka.   We cannot guarantee we will be able to raise enough money in the future to stay in business.   Whatever money we do raise will be used as working capital to meet current and future financial obligations and to explore the Levuka.   If we are lucky enough to find mineralization which is economically feasible to remove it, we will attempt to raise additional money through subsequent private placements, public offering or loans.

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

Market Price of and Dividend on our Common Equity and Related Stockholder Matters.

We have authorized share capital of 500,000,000 common shares with a par value of $0.001 per share of which 2,605,500 shares are issued as at September 30, 2008.

We are not listed on any stock exchange or quotation system anywhere.

As at this time we have not issued any stock options to our directors, officers or other parties and do not have any warrants or rights outstanding as at September 30, 2008.

Our directors and officers are qualifying 200,000 common shares and our other shareholders are qualifying 605,500 common shares under an effective Form S-1 registration statement.

Holders of our Common Shares

As at October 15, 2008, we have 40 shareholders.   This includes our officers and directors, Deborah Appana and Ashmi Deo, who have a controlling position of shares in our Company.

Dividend Policy

We have never declared or paid any cash dividends or distributions on our common stock.   We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Compensation Plans

As at September 30, 2008 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

Changes in and Disagreement with Accountant on Accounting and Financial Disclosure

Our auditors are Moore & Associates, Chartered Accountants and Advisors, 6490 West Desert Inn Road., Las Vegas, Nevada, 89146. From the date of the appointment of Moore & Associates, Chartered Accountants and Advisors to September 30, 2008 our company has had no disagreement with Moore & Associates Chartered Accountants and Advisors.

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

Since the date of our inception, being March 15, 2007, to September 30, 2008 we have not made any revenue and have incurred losses of $56,584.  It is extremely doubtful we will realize any revenue over the next few years and, in fact, we might never realize any revenue.

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

Our shares are not listed on any exchange or quotation system in either North America or elsewhere in the world.  Without our shares being listed or quoted it would be extremely difficult for our shareholders to liquidate their shares other than in a private sale.  Even if they could sell their shares in a private transaction, they might not receive the price per share that they had hoped for.  Presently, we have filed a Form 211 application through a market maker with FINRA in hopes of eventually being quoted on the OTCBB.   This might never happen and there is no assurance even if we are sponsored we will be quoted.

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

QELE RESOURCES INC.
(Registrant)

Date: October 27, 2008	DEBORAH APPANA
Chief Executive Officer, President and Director

Date: October 27, 2008	ASHMI DEO
Chief Financial Officer, Chief Accounting Officer, Secretary and Director