Form 10-Q
period 2008-12-31
Qele Resources Inc.
filed 2009-02-05
CIK 1436273

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended December 31, 2008

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 333-151708

QELE RESOURCES INC.
                                                                       (Exact name of registrant as specified in its charter)

Nevada	98-0560939
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Lot 25, Mananikorovatu Road, 8 Miles Makoi, Nausori, Fiji
(Address of principal executive offices)

679-347-5363
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant
(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                                Accelerated filer                 [   ]

Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                                                 Small reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]   No   [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

January 31, 2009: 2,605,500 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Qele Resources Inc. (an exploration stage company) at December 31, 2008 (with comparative figures as at March 31, 2008) and the statement of operations for the three and nine months ended December 31, 2008 and 2007 and from inception  (March 15, 2007) to December 31, 2008, and the statement of cash flow for the nine months ended December 31, 2008 and 2007 and from inception (March 15, 2007) to December 31, 2008 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

QELE RESOURCES INC.
(An Exploration Stage Company)

Balance Sheets
(In US Dollars)

(Unaudited)

	Dec. 31 2008	March 31 2008

ASSETS

Current Assets
Cash	323	16,710
Total Current Assets	323	16,710

Equipment	0	0

TOTAL ASSETS	323	16,710

LIABILITIES

Current Liabilities
Accounts Payable	9,779	7,720
Due to Directors	7,930	7,084
Total Current Liabilities	17,709	14,804

Long term Liabilities	0	0

Total Liabilities	17,709	14,804

Equity (Deficit)
500,000,000 Common Shares Authorized with a par Value of $0.001 per Share 2,605,500 Shares Issued (March 31, 2008 – 2,605,500 Shares Issued)	2,606	2,606
Additional Paid-in Capital	45,270	33,570
Accumulated deficit during exploration stage	(65,262)	(34,270)
Total Stockholders’ Equity (Deficit)	(17,386)	1,906

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	323	16,710

The accompanying notes are an integral part of these unaudited financial statements.

QELE RESOURCES INC.
(An Exploration Stage Company)

Statements of Operations
(In US Dollars)

(Unaudited)

	For the three months ended Dec. 31, 2008	For the three months ended Dec. 31, 2007	For the nine months ended Dec. 31, 2008	For the nine months ended Dec. 31, 2007	From inception (March 15, 2007) to Dec. 31, 2008

Revenue	0	0	0	0	0

Expenses

Exploration	0	0	0	0	6,173
General and administrative Expenses	8,678	1,334	30,992	2,084	54,089
Recognition of an Impairment Loss (Mineral Claims)	0	0	0	5,000	5,000
	8,678	1,334	30,992	7,084	65,262

Net Income (Loss)	(8,678)	(1,334)	(30,992)	(7,084)	(65,262)

Basic & Diluted (Loss) per Common Share	(0.003)	(0.000)	(0.012)	(0.003)

Weighted Average Number of Common Shares	2,605,500	2,000,000	2,605,000	2,000,000

The accompanying notes are an integral part of these unaudited financial statements.

QELE RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(In US Dollars)

(Unaudited)

	For the nine months ended Dec. 31, 2008	For the nine months ended Dec. 31, 2007	From inception (March 15, 2007) to Dec. 31, 2008

Operating Activities
Net Income (Loss)	(30,992)	(2,084)	(65,262)
Recognition of an Impairment Loss (Mineral Claim)	-	5,000	5,000
Contributed expenses	11,700	0	15,600
Accounts Payable	2,059	0	9,779
Net Cash used in Operating Activities	(17,233)	2,916	(34,883)

Investing Activities
Purchase of Mineral Claim	0	(5,000)	(5,000)
Net Cash used by Investing Activities

Financing Activities
Advances from Directors	846	84	7,930
Shares issued	0	2,000	2,606
Additional Paid-in-Capital	0	0	29,670
Net Cash provided from Financing Activities	846	2,084	40,206

Change in cash during the period	(16,387)	0	323

Cash at the Beginning of Period	16,710	0	0

Cash at end of Period	323	0	323

Supplemental disclosure of cash flow information:

Cash paid for:

Interest	$ -

Income taxes	$ -

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

c.           Income Taxes

The Company prepares its tax returns on the accrual basis.   As at December 31, 2008, the Company had accumulated net operating losses carried forward of $65,262 for income tax purposes.   The tax benefit of approximately $19,500 from the loss carried forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for the future years.  Losses will expire on 2028.

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

g.           Assets

The Company holds no assets other than cash as at December 31, 2008 and no assets other than cash as at March 31, 2008.

	Dec. 31, 2008	March 31, 2008
ASSETS

Current Assets
Cash	323	16,710
Total Current Assets	323	16,710

Fixed Assets	0	0
TOTAL ASSETS	323	16,710

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

h.           Income

Income represents all the Company’s revenue less all its expenses in the periods incurred.   The Company has no revenue as at December 31, 2008 and 2007 and has paid expenses of $30,992 for the nine months ended December 31, 2008 and $65,262 for the period from inception (March 15, 2007) to December 31, 2008

In accordance with FASB/ FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite.  If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life.   The method of amortization shall reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.   If that pattern cannot be reliably determined, a straight-line amortization method shall be used.  An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

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

Periods ending December 31, 2008 and 2007:

	Dec. 31, 2008	Dec. 31, 2007

Net Income (Loss)	(30,992)	(7,084)

Basic & Diluted (Loss) per Share	(0.012)	(0.003)

Weighted Average Number of Shares	2,605,500	2,000,000

j.           Cash and Cash Equivalents

For the purposed of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

	Dec. 31, 2008	Dec. 31, 2007
ASSETS

Current Assets
Cash	323	0
Total Current Assets	323	0

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k.           Liabilities

Liabilities are made up of current liabilities.

Current liabilities include accounts payable of $9,779 and due to directors of $7,930 on aggregate.

	Dec. 31, 2008	Dec. 31, 2007
LIABILITIES

Current Liabilities
Accounts Payable	9,779	0
Due to Directors	7,930	84
Total Current Liabilities	17,709	84

l.           Stockholders’ Equity

a)           Authorized:

500,000,000 common shares with a par value of $0.001.

b)           Issued:

As of December 31, 2008, there were 2,605,500 common shares issued and outstanding with 2,000,000 common shares with a value of $0.001 per share for a total of $2,000 and 605,500 common shares with a value of $0.05 per share for a total of $30,275.

As at December 31, 2007 there were 2,000,000 common shares issued and outstanding with a value of $0.001 per share for a total of $2,000.  There are no preferred shares outstanding.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $30,992 for the nine months ended December 31, 2008 and $65,262 for the period from inception (March 15, 2007) to December 31, 2008 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.   Management has plans to seek additional capital through a private placement and public offering of its common stock.   The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.  MANAGEMENT’S DISCUSSION
AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following represents the minimum cash requirements over the next year to meet our current and future financial obligations:

Accounting and audit	$ 15,170	(a)
Bank charges	120
Edgarizing expenses	1,575	(b)
Exploration of the Levuka	20,630	(c)
Filing fees	250	(d)
Miscellaneous	1,000	(e)
Office	500	(f)
Transfer agent	2,000	(g)
Estimated cash required before payment of accounts payable	41,245
Add: Accounts payable as at December 31, 2008	9,779
Estimated cash required over next twelve months	$ 51,024

(a)
We are estimating $13,650 in accounting and audit.  Our internal accountant will charge $5,670 and our independent accountants will charge an estimated amount of $9,500.   This will cover the examination of the year end financial statements and the various quarterly reports which will be required to be filed.

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

Analysis of Financial Condition and Results of Operations

We have cash and cash equivalents of $323 as at December 31, 2008.   We are indebt to creditor in the amount of $9,779, other than our Directors, as follows:

Internal accountant	$ 8,085
Independent accountants	1,500
Office	194
$ 9,779

We have received advances from our Directors in the amount of $7,930.  These advances were used to purchase the Levuka, pay the transfer agent, various office expenses and filing fees payable to the State of Nevada.

We raised initial seed capital from investors.  The number and price per share subscribed for was as follows:

Number of Shares	Price per Share	Amount

2,000,000	$ 0.001	$ 2,000

605,500	0.05	30,275

2,605,500		$ 32,275

Since our initial sale of the above noted shares we have not raised any other capital.

During the period from inception (March 15, 2007) to December 31, 2008 we have had accumulated losses of $65,262 which are as follows:

Accounting and audit	$ 15,577	(a)
Bank charges	257	(b)
Edgarizing expenses	2,257	(c)
Exploration expenses	6,172	(d)
Filing fees	937	(e)
Incorporation costs	750	(f)
Legal	14,731	(g)
Management fees	12,000	(h)
Office	989	(i)
Rent	2,400	(j)
Recognition of an Impairment loss (Levuka claim)	5,000	(k)
Telephone	1,200	(l)
Transfer agent	2,992	(m)
	$ 65,262

(a)
Relates to the preparation of the working papers for the period from inception to December 31, 2008 by the internal accountant for submission to the independent accountants for their examination and rendering an opinion thereon.   This includes the March 31, 2008 audited financial statements and the June 30, September 30 and December 31, 2008 interim financial statements.

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

Our Limited Operating History and Working Capital Position

To meet our need for cash we will have to raise money.   Our working capital position as at December 31, 2008 is a negative amount of $17,386.   This means we do not have enough funds on hand to pay all our creditors other than third party creditors.   We cannot guarantee we will be successful in our business operations and the exploration of the Levuka.   We cannot guarantee we will be able to raise enough money in the future to stay in business.   Whatever money we do raise will be used as working capital to meet current and future financial obligations and to explore the Levuka.   If we are lucky enough to find mineralization which is economically feasible to remove it, we will attempt to raise additional money through subsequent private placements, public offering or loans.

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

Market Price of and Dividend on our Common Equity and Related Stockholder Matters.

We have authorized share capital of 500,000,000 common shares with a par value of $0.001 per share of which 2,605,500 shares are issued as at December 31, 2008.

We are not listed on any stock exchange or quotation system anywhere.

As at this time we have not issued any stock options to our directors, officers or other parties and do not have any warrants or rights outstanding as at December 31, 2008.

Our directors and officers are qualifying 200,000 common shares and our other shareholders are qualifying 605,500 common shares under an effective Form S-1 registration statement.

Holders of our Common Shares

As at January 31, 2009, we have 40 shareholders.   This includes our officers and directors, Deborah Appana and Ashmi Deo, who have a controlling position of shares in our Company.

Dividend Policy

We have never declared or paid any cash dividends or distributions on our common stock.   We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Compensation Plans

As at December 31, 2008 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 1,800,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.

While our shares are traded on the OTCBB.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Levuka Gold Claim, and

●	other events which we have no control over.

In addition, the stock market in general, and the market prices for thinly traded companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies.  These wide fluctuations may adversely affect the trading price of our shares regardless of our future performance.  In the past, following periods of volatility in the market price of a security, securities class action litigation has often been instituted against such company.  Such litigation, if instituted, whether successful or not, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, results of operations and financial conditions.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, as more fully described under ‘Risk Factors’.

ITEM 4.                      CONTROLS AND PROCEDURES

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

ITEM 4T                      CONTROLS AND PROCEDURES

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

ITEM 1A        RISK FACTORS

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

Since the date of our inception, being March 15, 2007, to December 31, 2008 we have not made any revenue and have incurred losses of $65,262.  It is extremely doubtful we will realize any revenue over the next few years and, in fact, we might never realize any revenue.

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

Risks Related To Our Stock

Our share price is subject to the “Penny Stock Rule” which will result in any broker-dealer involved with our shares having to increase their administrative responsibility which will have a negative effect on both our ability to raise money and a shareholder’s ability to purchase or sell his shares in the market.

Our shares are quoted on the OTCBB and are subject to the “penny stock” rules because our shares meet one or more of the definitions in SEC Rule 3a51-1:

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QELE RESOURCES INC.
(Registrant)

Date: February 5, 2009	DEBORAH APPANA
Chief Executive Officer, President and Director

Date: February 5, 2009	ASHMI DEO
Chief Financial Officer, Chief Accounting Officer, Secretary and Director