Form 10-K
period 2009-03-31
Qele Resources Inc.
filed 2009-06-08
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

May 31, 2009: 2,605,500 common shares

PART 1

ITEM 1.  BUSINESS

History and Organization

Qele Resources Inc. was incorporated on the March 15, 2007 in State of Nevada.  Its sole purpose is to explore a mineral property is has in Fiji.  Our Company does not have any subsidiaries, has never been in receivership and there are no plans to merge with any other company.   Its address is Lot 25, Mananikarovatu Road, 8 Miles Makoi, Nausori, Fiji and its business number is 679-347-5363.  Our registered office is located at 2470 Saint Rose Parkway, Suite 304, Henderson, Nevada, 89074 (Telephone: 702-818-5898)

We are considered an exploration stage company; one that is engaged in the exploration of mineral deposits or ore reserves but as yet is not considered to be in the development or production stages.   At the present time, we intend to concentrate our efforts in the exploration of our sole mineral property; the Levuka Gold Claim (the “Levuka”) located in Fiji.  Though a purchase we acquired a 100% interest in the Levuka which has been recorded the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Fiji.

The Levuka consists of one – 9 unit claim block containing 83.4 hectares located 38 south-east coast of the Fijian Island of Ovalau, in between Suva and Sigatoka.

Since our inception on March 15, 2007, we have incurred losses mainly due to having made no revenue.   There is the distinct chance we will incur losses for a number of years into the future due to our only source of revenue at this time will be the extraction of mineral from the Levuka.   The possibilities of the Levuka contain a commercially viable ore body is remote and we might never realize any revenues for it.   To maintain a cash position in the future, we will have to sell additional shares from our Treasury, seek some form of loans or have advances from our directors and officers.  This will maintain us as a going concern for only a short period of time; being approximately a twelve month period.

Our directors and officers do not have any knowledge of exploration and mining industry.   In addition, they do not work full time for us and have no experience in managing a public company.  We might be required to hire consultants to undertake various activities which the current directors and officers are not familiar with which will result in additional costs to us.

Our directors and officers have qualified 200,000 common shares under our effective registration statement and our other shareholders have qualified 605,500 common shares.  The shares purchased by our director and officers were at a price per share of $0.001 for a total cash consideration of $2,000 whereas the 605,500 common shares were purchased under a private placement pursuant to Regulation S of the Securities Act of 1933 at a price of $0.05 per share for a total cash consideration of $30,275.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this Form 10-K may contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" below that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.
ITEM 1A.     RISK FACTORS

Risk Factors

An investment in our securities involves a high degree of risk.  In evaluating our business and its future expectations, an investor should consider carefully the risk factors noted below.  Any of the following risk factors, if they occur, could seriously harm our business and its operations. There may be risk factors we do not know exist at this time and therefore they are not included in the risk factors listed below.   Even if they are deemed immaterial at the present time, they could develop whereby they will adversely affect our business.  Our shares are speculative by nature and therefore the risk of purchasing our share is high.   One should consider whether they can assume a loss of their entire investment.

All future investors in our shares should read this Form 10-K in its entirety including the financial statements and notes attached thereto.

Risks Related to Our Company and the Levuka Gold Claim

Since inception we have not made any revenue and have incurred operating losses.

Since the date of our inception, being March 15, 2007, to March 31, 2009 we have not made any revenue and have incurred losses of $75,692.  It is extremely doubtful we will realize any revenue over the next few years and, in fact, we might never realize any revenue.   Any investor purchasing shares in our Company might never realize a profit on them and might lose his/her entire investment.

Being a newly incorporated company we have no operating history which will assist a future investor in making a decision whether or not to purchase our shares.

Having been incorporated for just over two years, we do not have any operation history whereby an investor acquiring share in our company can make a business decision whether or not our Company will be successful in the future.   Being a start up company, we have not proven that we can operate a business successfully.  There is no guarantee we will be able to explore and eventually develop the Levuka.  Only if we are successful in raising capital, exploring the Levuka to a stage that a production decision is made or locating other business opportunities will we be considered to have an operating history.   This will take some time and may never happen.   Therefore, a future investor might consider these points prior to purchasing shares in our Company.

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

Being a small company and having only raised to date $32,276 from the sale of our shares, we do not have the money necessary to do exploration program recommend by Robert Sharma in his report dated July 3, 2007; being $25,574.  If we do not explore the Levuka we will never know if there is an ore reserve present and money will not be available from the investment community since we have proven any ore reserves.   This being the case our shareholders will loss their entire investment in our Company.

In exploring the Levuka we will require workers and consultants which may not be available to us when we need them.

There are numerous mining companies seeking qualified staff to work their mineral claims.   A majority of these companies are better financed and have properties which have merit for future exploration.   We will have to compete with them for qualified workers and consultants.  Having little money available, we will be at a disadvantage which might result in our delaying our exploration activities or else terminating them all together.   This will result in shareholders who have purchased shares in our Company losing their entire investment if we are not longer able to operate.

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

Even though prices of many minerals are relatively high currently there is no guarantee that this trend will persist into the future.

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

Because our officers and directors have other business interests in addition to their interest in our Company, they might not be able to devote a majority of their time to our exploration activities which could result in either periodic interruptions or suspension of exploration.

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

Our shares are quoted on the OTCBB and considered to be a “penny stock” because our shares do not meet one or more of the definitions in SEC Rule 3a51-1:

a.	the shares have a price less than $5.00;

b.	the shares are not traded on a recognized exchange or on the OTCBB; or

c.
the company’s assets are less than $2,000,000, if in business more that three years continuously, or $5,000,000, if the business is less than three years continuously, or the average revenues of less than $6,000,000 for the past three years.

When dealing with a penny stock transaction, the broker-dealer have to perform certain administrative functions.   Each potential investor will receive disclosure forms from the broker-dealer as well as written permission from him consenting to the broker-deal purchasing the shares on his behalf.  The broker-dealer will also have to provide a current bid and offer quotation as well as a statement of what compensation the broker-dealer and the salesperson will receive from the transaction.  Each month the investor will be provided with a monthly statement showing the closing month price of the shares which the investor purchased.

With the additional administrative work required of the broker-dealer he might be reluctant to transact business in our shares.   If this is the case, it would be difficult for us to attract new investors in the event we wished to raise future capital.  This is especially applicable if we wish to raise funds from financial institutes since many of them are restricted under their by-laws from investing in shares below a certain dollar amount.   Investors willing to purchase shares in our Company might wish to consider whether they will be able to liquid their shares in the future.   They might not be able to do so.

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

Our directors and officers have qualified under our effective registration statement 200,000 common shares which might have the effect, when sold into the market, of reducing the market price of the shares for our other investors.

Our directors and officers own 77% of the issued and outstanding shares of our Company.  Under our effective registration statement they have qualified for trading 200,000 shares.   If they decided to sell these shares all at once into the market they could adversely affect the price of our shares.   The share might decrease in value thereby not allowing our other shareholders to sell their shares at the price they wanted.

We have never paid a dividend since inception and presently do not anticipate any dividends in the near future.

Since we have never paid a dividend since inception and do not anticipate doing so for a number of years any new investor who is seeking future income should not purchase our shares.   We intend to retain any and all income in our Company and will be using it for the exploration of the Levuka or for working capital.  No one should be seeking a cash flow from their investment in our shares and if shares are purchased they must realize they might have to hold their shares indefinitely without any return.

Ratio of Earnings to Fixed Charges

We do not have any fixed assets or any debt securities.   Therefore, there is no interest paid by our Company on any transactions.  We have no preference shares outstanding which might require dividend payments on a periodic basis.

Currency conversion used in this Form 10-K

Our exploration work on the Levuka has been stated in Fiji dollar (“FJD”) currency in the report prepared by Robert Sharma dated July 3, 2007.  Other expenses in Fijian dollars are converted to United States dollars at the rate of US $1.00 being equal to FJD $1.79421 or $1.00 FJD being equal to US $0.055735.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at the date of this Form 10-K.

ITEM 2.  PROPERTIES

Levuka Mineral Claim

In 2007, we acquired a 100% interest in the Levuka (Mining Tenement 1410) that was staked to cover gold zones within the similar Tavua Volcanic Group of rocks that host zones that were mined at Navua Gold Mine. The tenement is located 38 kilometers south-east of Ovalau, Fiji.

Previous exploration work to investigate the mineral potential of the property has outlined some favorable areas for continued exploration and development.

We engaged Robert Sharma to prepare a geological report on the Levuka claim and recommend a program whereby we could explore the claim in a proper fashion.  The qualification of Robert Sharma, the author of the Sharma Report, is as follows:

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

In order to write the Sharm Report, historical and current geological reports of the area and of the Levuka were reviewed. A visit to the area of Levuka was made in June, 2007 for the purpose of evaluating the exploration potential of the area. The reports by previous qualified persons, as presented from a literature search of the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Fiji in its annual reports, papers, geological survey maps and assessment reports, provide most of the technical basis for the Sharm Report.

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

Levuka lies at an elevation of 1,292 feet near the southwest end of the Nakanai Mountain Range. The main mountain ridge has a maximum peak of 2,642 feet with steep east facing slopes.

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

Estimated Budget

The estimated budget for the Levuka recommended in the Sharm Report is as follows:

	Work to be Performed	Stated in U. S. Dollars	Stated in Fijian Dollars

1.	Geological mapping	$ 3,901	$ 7,000

2.	Geophysical surveying	5,127	9,200

3.	Geochemical surveying and surface Sampling (includes sample collection and assaying)	12,262	22,000

	Estimated total	$ 21,290	$ 38,200

Seasonal Aspects Affecting the Financial Condition

The only seasonal aspect known to us which will affect our financial condition or results of operations is the weather.  The wet season begins early in December and lasts until April. During this time it is hot and humid with almost daily late afternoon downpours on Fiji.  As the heat accumulates over the Pacific Ocean during this season, depressions can form bringing with them torrential rain, strong winds and the occasional tropical cyclone. During the 'wet season' rivers are full, waterfalls gushing and the hills of the larger islands become refreshingly green. The downside is the high humidity and mosquitoes.

Other Assets

Other than the Levuka we do not own any other mineral property.   We do not own our own office space but we use the office of Deborah Appana, our President.   Our Directors feel the office space we are using is sufficient for our needs at this time.   We currently have no investment policies as they pertain to real estate, real estate interest or real estate mortgages.

Management Experience

Our management has no professional training or technical credentials in the exploration, development, and operation of mines.  Consequently, we may not be able to recognize or take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants.  Moreover, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry.  They may make mistakes in their decisions and choices that could cause our operations and ultimate financial success to suffer irreparable harm.

Competitive Factors

The mining industry is highly fragmented and we will be competing with many other exploration companies looking for minerals. We are one of the smallest exploration companies and are an infinitely small participant in the mineral exploration business. While we will generally compete with other exploration companies, there is no competition for the exploration of minerals from our claim.

We are a mineral exploration company. We compete with other mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies.

The presence of competing mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be competing with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, mineral exploration supplies and drill rigs.

Location Challenges

We do not expect any major challenges in accessing the Levuka the initial exploration stages.

Regulations

Exploration activities are subject to various national, state, foreign and local laws and regulations in Fiji, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Fiji.

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Employees

We currently have no employees other than our three officers and directors, who have not been paid for their services and will not receive compensation from the proceeds of this offering.  We do not have any employment agreements with our directors and officers.  We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors.

We do not intend to hire additional employees at this time. Unaffiliated independent contractors that we will hire will conduct all of the work on the property. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which the Levuka is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the past two years the Company has not held a meeting of shareholders but are anticipating doing so during the current year.

PART l l

ITEM 5.  MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company is quoted on the OTCBB.  The Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.  As at March 31, 2009, the Company had 40 shareholders; two of these shareholders are an officers and director of the Company.

There are no warrants or rights outstanding as of the date of this Form 10-K and none have been declared since the date of inception.

No stock options have been granted since the Company’s inception.

There are no outstanding conversion privileges for our Company’s shares.

ITEM 6. SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis or Plan of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data

	For the year ended March 31, 2009	March 15, 2007 (date of incorporation) to March 31, 2009

Revenue	$ -	$ -
Exploration expenses	-	6,173
General and Administration	41,422	64,519
Recognition of Impairment loss – mineral claim	-	5,000
Net loss	41,422	75,692
Weighted average shares outstanding (basic)	2,605,500
Weighted average shares outstanding (diluted)	2,605,500
Net loss per share (basic)	$ (0.016)
Net loss per share (diluted)	$ (0.016)

Balance Sheet Data

Cash and cash equivalent	$ 252
Total assets	252
Total liabilities	24,168
Total Shareholders’ deficiency	(23,916)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

We were incorporated in the State of Nevada on March 15, 2007 to engage in the business of acquisition, exploration and development of natural resource properties. Our business address is Lot 25 – Mananikorovatu Road, 8 Mile Makoi, Nausori, Fiji.  At the time of incorporation, Deborah Appana and Ashmi Deo were named as directors on March 16, 2007 and on the same day Deborah Appana was appointed Chief Executive Officer and President and Ashmi Deo was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.

We do not have any subsidiaries, have never had a merger or a consolidation and never been under the control of a receiver due to being bankrupt.    We have not changed our name since our inception nor have we disposed of any material amount of assets since our inception.

We received our initial funding of $2,000 through the sale of common shares to Deborah Appana in the amount of 1,250,000 common shares at a price of $0.001 per share for a total consideration of $1,250 and 750,000 common shares at a price of $0.001 per share to Ashmi Deo for a total consideration of $750.  On February 29, 2008 we undertook a private placement whereby we sold 605,000 common shares at a price of $0.05 for a total consideration of $30,275.

We are a start-up exploration stage company with no revenues and a limited operating history.  There is the likelihood of the Levuka containing little or no economic mineralization or reserves of gold and other minerals.  If the Levuak does not contain any reserves all funds that we will be spending on exploration will be lost.  Even if we complete our current exploration program and are successful in identifying a mineral deposit we will be required to expend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.   The possibility of having a mineral deposit is remote.

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

The following represents the minimum cash requirements over the next year to meet our current and future financial obligations:

Accounting and audit	$ 12,150	(a)
Bank charges	120
Exploration of the Levuka	20,630	(b)
Filing fees	250	(c)
Office	500	(d)
Transfer agent	2,000	(e)
Estimated cash required before payment of accounts payable	35,650
Add: Accounts payable as at March 31, 2009	14,663
Estimated cash required over next twelve months	$ 50,313

(a)
We are estimating $12,150 in accounting and audit.  Our internal accountant will charge $4,150 and our independent accountants will charge an estimated amount of 8,000.   This will cover the examination of the year end financial statements and the various quarterly reports which will be required to be filed during the remainder of 2009 and the start of 2010.

(b)	The Sharma Report estimated a budget of $25,630 for exploration work on the Levuka. In the prior year, we advanced $5,000 to commence work.

(c)           Filing of Annual Report with the State of Nevada.

(d)           Office expenses will comprise photocopying, delivery, fax and general office supplies.

(e)           Annual fee paid to the transfer agent and estimated cost of preparation of share certificates.

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

Analysis of Financial Condition and Results of Operations

We have cash and cash equivalents of $252 as at March 31, 2009.   We are indebt to creditor in the amount of $14,663, other than our Directors, as follows:

Internal accountant	$ 10,500
Independent accountants (*)	3,500
Office	663
$ 14,663

We have received advances from our Directors in the amount of $9,505.  These advances were used to purchase the Levuka, pay the transfer agent and filing fees payable to the State of Nevada.

During the last year we raised initial seed capital from investors and engaged the services of Empire Stock Transfer Inc. to act as our transfer agent.   The number and price per share subscribed for was as follows:

Number of Shares	Price per Share	Amount

2,000,000	$ 0.001	$ 2,000

605,500	0.05	30,275

2,605,500		$ 32,275

Since our initial sale of the above noted shares we have not raised any other capital.

During the period from inception (March 15, 2007) to March 31, 2009 we have had accumulated losses of $75,692 which are as follows:

Accounting and audit	$ 20,968	(a)
Bank charges	278	(b)
Edgarizing	2,782	(c)
Exploration expenses	6,172	(d)
Filing fees	937	(e)
Incorporation costs	750	(f)
Legal	14,731	(g)
Management fees	15,000	(h)
Office	1,532	(i)
Rent	3,000	(j)
Recognition of an Impairment loss (Levuka claim)	5,000	(k)
Telephone	1,500	(l)
Transfer agent	3,042	(m)
	$ 75,692

(a)
Relates to the preparation of the working papers for the period from inception to March 31, June 30, September 30, December 31, 2008 and March 31, 2009 by the internal accountant for submission to the independent accountants for their examination and/or review and the subsequent review and examination by the auditors.

(b)           Monthly bank charges including printing of checks and deposit books.

(c)	Represents the cost to edgarize the Form S-1, 424 (b) (i), 8-K and Forms 10-Qs and 10K during the years.

(d)
We have advanced $5,000 against the exploration budget in the Sharma Report noted above.  In addition, fees were incurred in obtaining a license required by non-incorporated Fijian companies to operate in the exploration industry.

(e)	Represents payment to the Secretary of State of Nevada for the initial Annual Report in 2007, 2008 and 2009.

(f)           Incorporation cost paid in 2007 to State of Nevada.

(g)	Legal fees were incurred for preparing the documents for opening the Company’s bank account, for preparation of our effective registration statement and legal opinion on tradability of shares.

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

(i)           Office expenses were for courier, fax and photocopying.

(j)
Our Company uses the premises of our President, Deborah Appana, without having to pay rent.   A normal rent for a small one room office in Nausori, Fiji near the downtown section would be approximately $200 per month.  The accounting treatment for rent is the same as for management fees above.

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

(m)	Annual fee paid to Empire Stock Transfer Inc. to act as our transfer agent and for the issuance of share certificates.

Our Company has no plant or significant equipment to sell and we have no intension to purchase any plant or significant equipment in the immediate future. Presently we do not have any money to buy any significant assets.

We have not considered discussing the Levuka with other parties in hopes of obtaining a joint venture.   We want to undertake exploration work on the Levuka so that we know what minerals are contained on it but do not have the cash to bring the Levuka into production.   We might have to consider a joint venture partner but at this time we do not want to be committed to a partnership relationship.

Our Limited Operating History and Working Capital Position

To meet our need for cash we will have to raise money.   Our working capital deficiency as at March 31, 2009 is $23,916.   We cannot guarantee we will be successful in our business operations and the exploration of the Levuka.   We cannot guarantee we will be able to raise enough money in the future to stay in business.   Whatever money we do raise will be used as working capital to meet current and future financial obligations and to explore the Levuka.   If we are lucky enough to find mineralization which is economically feasible to remove it, we will attempt to raise additional money through subsequent private placements, public offering or loans.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Short and long-term Trend Liabilities

We are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our business either in the long-term or long-term liquidity which have not been disclosed under the section on Risk Factors.

Internal and External Sources of Liquidity

There are no material internal or external sources of liquidity.

Known Trends, Events or Uncertainties having an Impact on Income

Since we are in the start-up stage and the Levuka has not produced any income, there is a chance that it never will, management does not know of any trends, events or uncertainties that are reasonably expected to have a material impact on income in the future.

Changes in the Financial Statements and Accounting Issues

We do not know of any cause for any material change from period to period in one or more line items of our financial statements as shown in this Form 10-K.   These audited financial statements adhere with accounting principles generally accepted in the United States of America.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

CERTAIN TRANSACTIONS

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

On January 31, 2008 we completed a private placement consisting of 2,000,000 common shares at a price of $0.001 per shares to our directors and officers for a total consideration of $2,000.   Our president and chief executive officer, Deborah Appana, subscribed for 1,250,000 common shares whereas our chief financial officer and secretary treasurer, Ashmi Deo, subscribed for 750,000 common shares.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

In the future our common stock trading price might be volatile with wide fluctuations.  Things that could cause wide fluctuations in our trading price of our stock could be due to one of the following or a combination of several of them:

●	our variations in our operations results, either quarterly or annually;

●	trading patterns and share prices in other exploration companies which our shareholders consider similar to ours;

●	the exploration results on the Levuka Claim, and

●	other events which we have no control over.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended March 31, 2009 have been examined by our independent accountants, Moore & Associates and attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended March 31, 2009, to the best of our knowledge, there have been no disagreements with Moore & Associates on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Moore & Associates would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, being Deborah Appana, and Chief Financial Officer, being Ashini Deo. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help the Company manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of March 31, 2009, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the year ended March 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Company’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has limited segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Management feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9A (T) – CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of our directors and executive officers of our Company as at April 30, 2009:

Name and Address	Position(s)	Age

Deborah Appana (*)	Chief Executive Officer, President and Director (1)	37

Ashmi Deo (*)	Chief Financial Officer, Chief Accounting Officer, Secretary-Treasurer and Director (2)	30

(*)	Member of the Audit Committee.

(1)	Deborah Appana was appointed a Director, President and Chief Executive Officer on March 16, 2007.

(2)	Ashmi Deo was appointed a Director, Secretary/Treasurer and Chief Financial Officer on March 16, 2007.

Each of the directors name above will serve until the next Annual Meeting of Stockholders or until their successors is duly elected and has qualified.  Directors are elected for a one year term at the Annual General Meeting of Stockholders.   Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated.  There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the directors of our Board of Directors.   There are also no arrangements, agreements or understanding between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

None of our directors or officers has professional or technical accreditation in the mining business.

Historical Backgrounds of our officers and directors

Deborah Appana attended South Taveuni Primary School in Tavenui, Fiji between 1978 and 1979 before being transferred in 1980 to Deanbandhoo Memorial Primary School in Suva, Fiji.   Starting in 1984 through to 1989 she attended the Indian College in Suva where she completed her secondary graduation and received the Fiji School Leaving Certificate.   In 1990 she completed the Fiji Seventh Form Examination.   Between 1995 and 1998 she attended the University of South Pacific where she obtained a diploma as a paralegal specializing in conveyancing.  In 1999, she joined the law firm of Sherani & Co. in Suva and initially for a period of one year worked as a receptionist.  In 2001 Deborah became a paralegal clerk responsible for debt collection.   In 2005 she was appointed senior legal secretary and in 2007 senior conveyancer and property appraiser for the law firm.

Ashmi Deo was educated in Vunimono High School starting in 1993 and ending in 1996.  During 1997 to 2000 she worked for Aee Pee’s Printing & Stationary Supplies as a graphic art designer and office assistant.  During the first three months of 2000 she worked for Quality Print as a graphic art designer before joining the firm of Niranjans Autoport Limited as a sales and marketing officer.  In 2003 she attended the University of the South Pacific where she undertook legal studies.  Subsequently she became employed with the legal firm in Suva, Sherani & Company as a legal secretary responsible for co-ordination of all client matters including billings and preparation of all Supreme Court filings.   She is still employed with Sherani & Co.

Neither of our two directors and officers work full time for our Company.  Deborah Appana spends approximately 10 hours a month on the affairs of our Company and Ashmi Deo spends approximately 5 hours.  We believe both of our directors and officers will have to increase the time they spend on the affairs of our Company once we obtain a listing on the OTCBB and our exploration program on the Levuka proves to be worthwhile.  If they are unable to increase the hours they work on our behalf we will have to hire consultants to assist them.   This could be expensive and if we do not have the funds available we will not be able to hire consultants which will hurt the development of our Company.

Our Audit Committee

On May 21, 2007 our Board of Directors appointed Deborah Appana and Ashmi Deo to our Audit Committee and on the same dated adopted an Audit Committee Charter.  Neither Deborah nor Ashmi can be considered an “audit committee financial expert” as defined in Item 407 of Sarbanes-Oxley Act of 2002.  The Audit Committee Members will have to search and find an individual who meets these requirements.   This has not occurred.

Our Audit Committee Charter requires that its members monitor the following:

●	the integrity of the financial statement of our Company;

●	the compliance by our Company with legal and regulatory requirements;

●	the independence and performance of our Company’s external auditors;

●	make regular reports to our Board of Directors;

●	review the annual financial statements, independence of auditors and fees to be paid to the independent auditors; and

●	report to our Board of Directors on legal, accounting and management matters.

Apart from the Audit Committee, our Company does not have any other Board committees.

Family Relationships between our Directors and Officers

There is no family relationship between Deborah Appana and Ashmi Deo.

Significant Employees

We have not yet reached the stage in our business development whereby we can justify hiring additional employees other than our two directors and officers who are presently doing the work that employees will be doing in the future.

Conflicts of Interest

We believe that Deborah Appana and Ashmi Deo will not be subject to conflicts of interest.  We adopted a Code of Ethics which details the responsibilities of our directors and officers.

Other Directorships

Neither Deborah Appana nor Ashmi Deo are directors or officers of any other company trading on the OTCBB or any other public market.   This might not be the case in the future but as at the date of this prospectus they are not officers or directors of any other public company.

Involvement in Certain Legal Proceedings

To the knowledge of our Company, during the past five years, none of our directors or executive officers:

(1)
has filed a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings, or any corporation or business association of which he was an executive officer at or within the last two year before the time of such filing;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person  regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)           engaging in any type of business practice; or

(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under paragraph (3) (i) above, or to be associated with persons engaged in any such activities; or

(5)
was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Promoters and Control Persons

Both Deborah Appana and Ashmi Deo are considered promoters of our Company, within the meaning of such terms under the Securities Act of 1933, as amended, since they were instrumental in setting up the Company, putting in the initial “seed capital” and seeking out other investors to participate in the private placement.   They are also control persons since jointly they own 77% of our issued common shares. There are no other promoters involved with our Company.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by our Company from March 15, 2007 (date of inception) to March 31, 2009, for each of our officers and directors.   This information includes dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.   The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Compensation Earnings ($)	All other Compens-ation ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Deborah Appana Chief Executive Officer	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Ashmi Deo Chief Financial Officer	2007 2008 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

We have not paid any salaries in 2007, 2008 and 2009 to date, and we do not anticipate paying any salaries at any time during the forthcoming year.   We will not be paying salaries until we have adequate funds to do so.

Board of Directors’ Meetings

Our Directors have not had an official Board of Directors’ meeting since our inception.   All authorization for any action has been done by Consent Resolutions to date.

Retirement, Post-Termination and Change of Control

We have no retirement, pension, or profit-sharing programs for the benefit of directors, officers or other future employees, nor do we have post-termination or change in control arrangements with directors and officers or anyone else, but our Board of Directors may recommend adoption of one or more such programs in the future if our cash position and operating revenues warrant it.

Employment Agreements with Executive Officers and Directors

There are no employment agreements with any officers or directors of our Company.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Summary Compensation Table set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at April 30, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class

Common Stock	Deborah Appana Lot 25, Mananikorovatu Road 8 Miles Makoi, Nausori, Fiji	1,250,000	47.98%

Common Stock	Ashmi Deo Wainibokasi, Nausori, Fiji	750,000	28.78%

Common Stock	Directors and Officers as a Group	2,000,000	76.76%

The 2,000,000 shares shown above are restricted securities, as defined by Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.   Under Rule 144, shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing six months after their acquisition.  Rule 144 provides that a person may not sell more than 1% of the total outstanding shares in any three month period and the sales must be sold either in a broker transaction or in a transaction directly with a market maker.

Our directors and officers have qualified under our effective registration statement 200,000 common shares which, when sold into the market, could have a depressive effect on the market price.   They acquired these shares at $0.001 per share and any price above their cost will be a profit to them whereas our other shareholders would have to sell their shares at $0.05 per share to recovery their original cost; assuming they paid that amount.

Because our officers and directors will control our Company even if they sold 200,000 common shares mentioned above, the other shareholders would not have the ability to cause a change in the course of our operations.   As such, the value attributed to the right to vote is gone.   This could result in a reduction in value to the shares owned by our other shareholders because of the ineffective voting power.  For example, the number of shares held by Deborah Appana and Ashmi Deo after they have sold the 200,000 shares qualified under our effective registration statement are as follows:

Director and Officer	Number of Shares held after sale of 200,000 common shares	Future Percentage Ownership

Deborah Appana	1,125,000 shares	43.17%

Ashmi Deo	675,000 shares	25.91%

Total restricted shares	1,800,000 shares	69.08%

DESCRIPTION OF SECURITIES

Our authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share, of which 2,605,500 shares are issued and outstanding.

The holders of our common stock are entitled to receive dividends as may be declared by our Board of Directors; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of the shareholders.

The shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

In addition, the shares of common stock are not convertible into any other securities.   There are no restrictions on dividends under any loan or other financing arrangements.

Dividend Policy

As of the date of this Form 10-K, we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Change in Control of Our Company

We do not know of any arrangements which might result in a change in control.

Transfer Agent

We have engaged the services of Empire Stock Transfer Inc., Suite 304 – 2470 Saint Rose Parkway, Henderson, Nevada, 89074, to act as transfer and registrar.

Debt Securities and Other Securities

There are no debts or other securities outstanding.

Non-cumulative Voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event the holders of the remaining shares will not be able to elect any of our directors. The shares held by none officers and directors are the present time represent 23 % of our outstanding shares.

Anti-Takeover Provisions

There are no Nevada anti-takeover provisions that may have the affect of delaying or preventing a change in control. Sections 78.378 through 78.3793 of the Nevada Revised Statutes relates to control share acquisitions that may delay to make more difficult acquisitions or changes in our control, however, they only apply when we have 200 or more stockholders of record, at least 100 of whom have addresses in the State of Nevada appearing on our stock ledger and we do business in the State directly or through an affiliated corporation. Neither of the foregoing events seems likely to occur. Currently, we have no Nevada shareholders. Further, we do not do business in Nevada directly or through an affiliate corporation and we do not intend to do business in the State of Nevada in the future. Accordingly there are no anti-takeover provisions that have the affect of delaying or preventing a change in our control.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, will be responsible to file reports, proxy statements and other information with the SEC.  Our reports, proxy statements and other information filed pursuant to the Securities Exchange Act of 1934 may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street N.W., Washington, DC, 20549, at prescribed rates.   The public may obtain information on the operations of the Public Reference Room by calling SEC at 1-800-SEC-0330.   In addition, the SEC maintains a Web site that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC.   The address of the SEC’s Web sit is http://www.sec.gov.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  All the directors and officer have filed a Form 3 with the SEC subsequent to the period under review.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since March 15, 2007 (date of inception ) to March 31, 2009 and thereafter to the date of this Form 10-K, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a party, in which the amount involved exceeds $120,000, and in which any director, executive officer, any security holder or related party who is known by us to own of record or beneficially more than 5% of any class of our Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, from March 15, 2007 (date of inception) to March 31, 2009, or any currently proposed transactions, or series of similar transactions, to which our Company was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than 5% of the common shares of our Company's capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

None of our officers and directors is a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on August 7, 2007, a Code of Business Ethics and Control for the Board of Directors (the “Code”).Qele’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Qele and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended March 31, 2009 for professional services for the review of the quarterly financial statements as at June 30, September 30 and December 31, 2008, annual financial statements as of March 31, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $1,500 for each of the quarters ended June 30, September 30 and December 31, 2008 and $3,500 for the audit of March 31, 2009.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Qele’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in March 31, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to March 31, 2009 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Qele nor to make any pre-approval policies meaningful.  Once Qele has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Qele’s internal accountant.

PART IV

ITEM 15. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

(a)  (1)                         Financial Statements.  The following financial statements are included in this report:

Statement of Cash Flows for the years ended March 31, 2009 and 2008 and for the period from March 15, 2007 (date of inception) to March 31, 2009	39

Notes to the Financial Statements	40

(a)  (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a)  (3)   Exhibits

The following exhibits are included as part of this report by reference:

2	Corporate Charter (incorporated by reference from Qele’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

3(i)	Articles of Incorporation (incorporated by reference from Qele’sRegistration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

3(ii)	By-laws (incorporated by reference from Qele’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Qele’s Registration Statement on Form S-1 filed on June 17, 2008 Registration No. 333-151708)

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized

QELE RESOURCES, INC.
(Registrant)

By:  DEBORAH APPANA
            Dborah Appana
           Chief Executive Officer,
           President and Director

By: ASHMI DEO
Ashmi Deo
Chief Accounting Officer,
Chief Financial Officer and Director

Dated:  June 8, 2009

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Qele Resources Inc.
(A Exploration Stage Company)

We have audited the accompanying balance sheets of Qele Resources Inc. (A Exploration Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2009 and 2008 and since inception on March 17, 2007 through March 31, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Qele Resources Inc. (A Exploration Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for the years ended March 31, 2009 and 2008 and since inception on March 17, 2007 through March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $75,692, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
June 2, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

QELE RESOURCES INC.
(An Exploration Stage Company)

BALANCE SHEETS
(In US Dollars)

	March 31, 2009	March 31, 2008

ASSETS

Current Assets
Cash	252	16,710
Total Current Assets	252	16,710

Equipment	0	0

TOTAL ASSETS	252	16,710

LIABILITIES

Current Liabilities
Accounts Payable	14,663	7,720
Due to Directors	9,505	7,084
Total Current Liabilities	24,168	14,804

Long term Liabilities	0	0

Total Liabilities	24,168	14,804

Stockholders’ Deficit
500,000,000 Common Shares Authorized with a Par Value of $0.001 per Share 2,605,500 Shares Issued	2,606	2,606
Additional Paid-in Capital	49,170	33,570
Accumulated deficit during exploration stage	(75,692)	(34,270)
Total Stockholders (Deficit) Equity	(23,916)	1,906

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	252	16,710

The accompanying notes are an integral part of these financial statements.

QELE RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(In US Dollars)

	For the year ended March 31, 2009	For the year ended March 31, 2008	From inception (March 15, 2007) to March 31, 2009

Revenue	0	0	0

Expenses

Exploration	-	6,173	6,173
General and administrative expenses	41,422	22,347	64,519
Recognition of an Impairment Loss (Mineral Claims)	-	5,000	5,000
	41,422	33,520	75,692

Provision for income taxes	-	-	-

Net Income (Loss)	(41,422)	(33,520)	(75,692)

Basic & Diluted (Loss) per Common Share	(0.016)	(0.016)

Weighted Average Number of Common Shares	2,605,500	2,052,940

The accompanying notes are an integral part of these financial statements.

QELE RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT
From Inception (March 15, 2007) to March 31, 2009
(In US Dollars)

	Common Stock Shares Amount	Paid in Capital	Deficit Accumulated During Exploration Stage	Total Equity

Shares issued to founders at $0.001 per share on January 31, 2008	2,000,000 2,000			2,000

Net loss for the period	. .	.	(750)	(750)

Balance, March 31, 2007	2,000,000 2,000		(750)	1,250

Shares issued to subscribers at $0.05 per share onFebruary 29, 2008	605,500 606	29,670		30,276

Contributed expenses		3,900		3,900

Net loss for the period	. .	.	(33,520)	(33,520)

Balance, March 31, 2008	2,605,500 2,606	33,570	(34,270)	1,906

Contributed expenses		15,600		15,600

Net loss for the period	. .	.	(41,422)	(41,422)

Balance, March 31, 2009	2,605,500 2,606	49,170	(75,692)	(23,916)

The accompanying notes are an integral part of these financial statements.

QELE RESOURCES INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(In US Dollars)

	For the year ended March 31, 2009	For the year ended March 31, 2008	From inception (March 15, 2007) to March 31, 2009

Operating Activities
Net Income (Loss)	(41,422)	(33,520)	(75,692)
Recognition of an Impairment Loss (Mineral Claim)		5,000	5,000
Contributed expenses	15,600	3,900	19,500
Accounts Payable	6,943	7,720	14,663
Net Cash used in Operating Activities	(18,879)	(16,900)	(36,529)

Investing Activities
Purchase of Mineral Claim	-	(5,000)	(5,000)
Net Cash used by Investing Activities

Financing Activities
Advances from Directors	2,421	8,334	9,505
Shares issued	-	606	2,606
Additional Paid-in-Capital	-	29,670	29,670
Net Cash provided from Financing Activities	2,421	38,610	41,781

Cash at the Beginning of Period	16,710	0	0

Cash at end of Period	252	16,710	252

Supplemental disclosure of cash flow information:

Cash paid for:

Interest	$ -

Income taxes	$ -

The accompanying notes are an integral part of these financial statements.

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

c.           Income Taxes

The Company prepares its tax returns on the accrual basis.   As at March 31, 2009, the Company had accumulated net operating losses carried forward of $75,692 for income tax purposes.   The tax benefit of approximately $22,700 from the loss carried forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for the future years.  Losses will expire on 2030.

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

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
(In US Dollars)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

g.           Assets

The Company holds no assets other than cash as at March 31, 2009 and no assets other than cash as at March 31, 2008.

	March 31, 2009	March 31, 2008
ASSETS

Current Assets
Cash	252	16,710
Total Current Assets	252	16,710

Fixed Assets	0	0

TOTAL ASSETS	252	16,710

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

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property - continued

Phase I

		Fijian Dollar	U.S Dollars

1.	Geological Mapping	$ 7,000	$ 3,901

2.	Geophysical Surveying	9,200	5,127

3.	Geochemical surveying and surface sampling (including sample collection and assaying)	22,000	12,262

	Total of Phase 1	$ 38,200	$ 21,290

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

Exploration costs have been translated to US dollars at the rate of $1.00 Fijian dollar to $0.55735 US dollars.

h.           Income

Income represents all the Company’s revenue less all its expenses in the periods incurred.   The Company has no revenue as at March 31, 2009 and 2008 and has paid expenses of $41,422 for the year ended March 31, 2009 and $33,520 for the year ended March 31, 2008.

In accordance with FASB/ FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite.  If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life.   The method of amortization shall reflect the patter in

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h.           Income - continued

which the economic benefits of the intangible assets are consumed or otherwise used up.   If that pattern cannot be reliably determined, a straight-line amortization method shall be used.  An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

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

i.           Basic Income (Loss) Per Share

In accordance with SFAS No. 128 – “Earning Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares have been issued and if the additional common shares were dilutive.   At March 31, 2009 and 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Periods ending March 31, 2009 and 2008

	March 31, 2009	March 31, 2008

Net Income (Loss)	41,422	33,520

Basic & Diluted (Loss) per Share	(0.016)	(0.016)

Weighted Average Number of Shares	2,605,500	2,052,940

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
(In US Dollars)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j.           Cash and Cash Equivalents

For the purposed of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

	March 31, 2009	March 31, 2008
ASSETS

Current Assets
Cash	252	16,710
Total Current Assets	252	16,710

k.           Liabilities

Liabilities are made up of current liabilities.

Current liabilities include accounts payable of $14,663 and due to directors of $9,505 on aggregate.

	March 31, 2009	March 31, 2008
LIABILITIES

Current Liabilities
Accounts Payable	14,663	7,720
Due to Directors	9,505	7,084
Total Current Liabilities	24,168	14,804

l.           Stockholders’ Equity

a)           Authorized:

500,000,000 common shares with a par value of $0.001.

b)           Issued:

As of March 31, 2009, there were 2,605,500 common shares issued and outstanding with 2,000,000 common shares with a value of $0.001 per share for a total of $2,000 and 605,500 common shares with a value of $0.05 per share for a total of $30,275.

QELE RESOURCES INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l.           Stockholders’ Equity - continued

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $41,422 for the year ended March 31, 2009 and $75,692 for the period from inception (March 15, 2007) to March 31, 2009 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.   Management has plans to seek additional capital through a private placement and public offering of its common stock.   The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.