Form 10-Q
period 2009-06-30
BRAND NEUE CORP
filed 2009-08-18
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form to

Commission File number 000-53318

BRAND NEUE CORP.
                                                                       (Exact name of registrant as specified in its charter)

Nevada	98-0560939
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

105 S.E. Executive Drive, Suite 13, Bentonville, Arkansas, 72712
(Address of principal executive offices)

(479) 845-0109
(Registrant’s telephone number, including area code)

QELE RESOURCES INC. Lot 25, Mananikorovatu Road, 8 Miles Makoi, Nausori, Fiji
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

August 15, 2009: 156,330,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Brand Neue Corp. (formerly Qele Resources Inc.) (an exploration stage company) at June 30, 2009 (with comparative figures as at March 31, 2009) and the statement of operations for the three months ended June 30, 2009 and 2008 and from inception  (March 15, 2007) to June 30, 2009, and the statement of cash flow for the three months ended June 30, 2009 and 2008 and from inception (March 15, 2007) to June 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)

(An Exploration Stage Company)

Balance Sheets
(In US Dollars)

(Unaudited)

	June 30 2009	March 31 2009

ASSETS

Current Assets
Cash	88	252
Total Current Assets	88	252

Equipment	0	0

TOTAL ASSETS	88	252

LIABILITIES

Current Liabilities
Accounts Payable	22,797	14,663
Due to Directors	13,005	9,505
Total Current Liabilities	35,802	24,169

Long term Liabilities	0	0

Total Liabilities	35,802	24,169

Equity (Deficit)
500,000,000 Common Shares Authorized with a Par Value of $0.001 per Share 156,330,000 Shares Issued (March 31, 2009 – 156,330,000 Shares Issued)	156,330	156,330
Paid-in Capital in Excess of Par Value	(124,055)	(124,055)
Contributed Capital	23,400	19,500
Accumulated deficit during exploration stage	(91,389)	(75,692)
Total Stockholders’ Equity (Deficit)	(35,714)	(23,917)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	88	252

The accompanying notes are an integral part of these unaudited financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)

(An Exploration Stage Company)

Statements of Operations
(In US Dollars)

(Unaudited)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	From inception (March 15, 2007) to June 30, 2009

Revenue	0	0	0

Expenses

Exploration	0	0	6,173
General and administrative expenses	15,697	11,040	80,216
Recognition of an Impairment Loss (Mineral Claims)	0	0	5,000
	15,697	11,040	91,389

Net Income (Loss)	(15,697)	(11,040)	(91,389)

Basic & Diluted (Loss) per Common Share	(0.000)	(0.000)

Weighted Average Number of Common Shares	156,330,000	156,330,000

The accompanying notes are an integral part of these unaudited financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(In US Dollars)

(Unaudited)

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	From inception (March 15, 2007) to June 30, 2009

Operating Activities
Net Income (Loss)	(15,697)	(11,040)	(91,389)
Recognition of an Impairment Loss (Mineral Claim)	-	-	5,000
Contributed Capital	3,900	3,900	23,400
Accounts Payable	8,133	(3,040)	22,797
Net Cash used in Operating Activities	(3,664)	(10,180)	(40,192)

Investing Activities
Purchase of Mineral Claim	0	0	(5,000)
Net Cash used by Investing Activities

Financing Activities
Advances from Directors	3,500	327	13,005
Shares issued	0	0	156,330
Paid-in-Capital in Excess of Par Value	0	0	(124,055)
Net Cash provided from Financing Activities	3,500	327	45,280

Change in cash during the period	(164)	9,853	88

Cash at the Beginning of Period	252	16,710	0

Cash at end of Period	88	6,857	88

Supplemental disclosure of cash flow information:

Cash paid for:

Interest	$ -

Income taxes	$ -

The accompanying notes are an integral part of these unaudited financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)

(An Exploration Stage Company)
Footnotes to the Financial Statements
(In US Dollars)

(Unaudited)

Note 1 -                      ORGANIZATION AND DESCRIPTION OF BUSINESS

Brand Neue Corp. (formerly Qele Resources Inc.) was organized under the laws of the State of Nevada on March 15, 2007 to explore mineral properties in the Republic of Fiji.

Brand Neue Corp. was formed to engage in the exploration of mineral properties for gold and silver.   The Company purchased a 100% interest in the minerals of a mineral claim, known as Levuka Gold Claim, consisting of one-9 unit claim block containing 83.4 hectares located on the Fijian island of Ovalau.

On June 24, 2009, Brand Neue Corp. executed an assignment agreement with World Sourcing & Supplier Development, Inc. (“World Sourcing”), an Arkansas corporation, whereby Brand Neue Corp. acquired an interest in and to a licence agreement with respects to manufacture, marketing, distribution and sale of a bottle capping device called “Gas Cap” and the employment of technology and improvements related thereto for a period of fifteen years from June 1, 2009.

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

c.           Income Taxes

The Company prepares its tax returns on the accrual basis.   As at June 30, 2009, the Company had accumulated net operating losses carried forward of $91,389 for income tax purposes.   The tax benefit of approximately $27,400 from the loss carried forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for the future years.  Losses will expire on 2029.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)

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

g.           Assets

The Company holds no assets other than cash as at June 30, 2009 and no assets other than cash as at March 31, 2009.

	June 30, 2009	March 31, 2009
ASSETS

Current Assets
Cash	88	252
Total Current Assets	88	252

Fixed Assets	0	0
TOTAL ASSETS	88	252

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)

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

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)

(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property - Continued.

Exploration costs have been translated to US dollars at the rate of $1.00 Fijian dollar to $0.67151 US dollars.

h.           Income

Income represents all the Company’s revenue less all its expenses in the periods incurred.   The Company has no revenue as at June 30, 2009 and 2008 and has paid expenses of $15,697 for the three months ended June 30, 2009 and $91,389 for the period from inception (March 15, 2007) to June 30, 2009.

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

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)

(An Exploration Stage Company)
Footnotes to the Financial Statements
(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i.           Basic Income (Loss) Per Share

In accordance with SFAS No. 128 – “Earning Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares have been issued and if the additional common shares were dilutive.   At June 30, 2009 and 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Periods ending June 30, 2009 and 2008:

	June 30, 2009	June 30 2008

Net Income (Loss)	(15,697)	(11,040)

Basic & Diluted (Loss) per Share	(0.000)	(0.000)

Weighted Average Number of Shares	156,330,000	156,300,000

j.           Cash and Cash Equivalents

For the purposed of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

	June 30, 2009	June 30, 2008
ASSETS

Current Assets
Cash	88	252
Total Current Assets	88	252

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)

(An Exploration Stage Company)
Footnotes to the Financial Statements
(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k.           Liabilities

Liabilities are made up of current liabilities.

Current liabilities include accounts payable of $22,797 and due to directors of $13,005 on aggregate.
	June 30, 2009	March 31, 2009
LIABILITIES

Current Liabilities
Accounts Payable	22,797	14,663
Due to Directors	13,005	9,505
Total Current Liabilities	35,802	24,168

l.           Stockholders’ Equity

a)           Authorized:

500,000,000 common shares with a par value of $0.001.

b)           Issued:

On June 18, 2009, the directors of the Company approved a resolution to split the common shares of the Company on the basis of the issuance of 59 new shares for one existing share of common stock presently held.   As a result of this stock split every one outstanding share of common stock was increased to sixty shares of common stock.   As at June 30, 2009, there were 156,330,000 post stock split common shares issued and outstanding.   The 156,330,000 post stock split common shares are shown as increased from the date of inception.

As of June 30, 2009, there were 156,330,000 post stock split common shares issued including 120,000,000 post stock split common shares issued for a total of $2,000 and 36,330,000 post stock split common shares issued for a total of $30,275.

The Company has no authorized preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)

(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

(Unaudited)

NOTE 3 -                      ASSIGNMENT AND LICENSE AGREEMENT

The Company executed an assignment agreement (the “Assignment Agreement”) with World Sourcing & Supplier Development, Inc., an Arkansas corporation (“World Sourcing”), effective June 24, 2009, whereby the Company acquired all of World Sourcing’s rights and interest in and to a license agreement (the “License Agreement”) dated June 1, 2009, between World Sourcing and Gizmo Packaging Ltd., a company established pursuant to the laws of Scotland (“Gizmo”).

The License Agreement affords the Company, as successor to World Sourcing, an option to acquire the rights with respect to the manufacture, marketing, distribution and sale of a bottle capping device called the “Gas Cap” and the employment of technology and improvements related thereto for a period of fifteen years from June 1, 2009. The Gas Cap is a bottle/container capping system with an attached pressurized injection device which, upon twisting of the cap releasing part, delivers flavors, vitamins and other additives in a pressurized jet into the capped container. Such rights include: (a) an exclusive license to use the Gas Cap with alcoholic beverages throughout the world; and (b) an exclusive license to use the Gas Cap in a specified territory with respect to certain non-alcoholic beverages, including women’s, children’s, protein, naturally sweetened, organic energy, pet, fruit, vegetable drinks, spice and fruit teas, and enhanced water; and (c) a non-exclusive license to use the Gas Cap in a specified territory with respect to regular and green teas.

Pursuant to the Assignment Agreement, the Company is assuming all of World Sourcing’s obligations under the License Agreement in exchange for (i) paying World Sourcing a 10% profit interest of all revenue of the products under the License Agreement but in no event shall such profit interest be less than a 3% gross sales/revenue royalty; and (ii) making payments required under the License Agreement estimated at approximately USD $400,000 on or before December 31, 2009.  In the event the Company grants licenses or assigns rights to the products of the License Agreement or assigns the entire License Agreement to another party, the Company shall pay World Sourcing 50% of all consideration received by the Company for such assignment. If the Company exercises its option to acquire the aforementioned licenses, the Company shall be obligated to make certain royalty payments to Gizmo and achieve certain minimum annual sales requirements in order to maintain exclusivity rights.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)

(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

(Unaudited)

NOTE 4 -                      GOING CONERN

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $15,697 for the three months ended June 30, 2009 and $91,389 for the period from inception (March 15, 2007) to June 30, 2009 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.   Management has plans to seek additional capital through a private placement and public offering of its common stock.   The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 5 -                      SUBSEQUENT EVENTS

a)           Amendments to Articles of Incorporation

On July 10, 2009, the Company’s Articles of Incorporation were amended to change its name from “Qele Resources, Inc.” to “Brand Neue Corp.”.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with Brand Neue Corp’s (“Brand Neue”, “we” or “us”) financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

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

Forward Looking Statements

This Form 10-Q contains "forward-looking statements" that involve risks and uncertainties. The use of words such as "anticipate", "expect", "intend", "plan", "believe", "seek" and "estimate", and variations of these words and similar expressions to identify such forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this Form 10-Q. These forward-looking statements address, among others, such issues as:

●	the estimated financial information we are furnishing in this Form 10-Q;

●	our future projected earning and cash flows;

●	the expansion of our business and its operations over the next few years;

●	the development of the licensing agreement with World Sourcing & Supplier Development Inc.;

●	the exploration of the Levuak and its future development; and

●	Our future expectations of development projects.

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

Assignment of Licensing Agreement with World Sourcing & Supplier Development, Inc.

Brand Neue executed an assignment agreement (the “Assignment Agreement”) with World Sourcing & Supplier Development, Inc., an Arkansas corporation (“World Sourcing”), effective June 24, 2009, whereby Brand Neue acquired all of World Sourcing’s rights and interest in and to a license agreement (the “License Agreement”) dated June 1, 2009, between World Sourcing and Gizmo Packaging Ltd., a company established pursuant to the laws of Scotland (“Gizmo”).

The License Agreement affords Brand Neue, as successor to World Sourcing, an option to acquire the rights with respect to the manufacture, marketing, distribution and sale of a bottle capping device called the “Gas Cap” and the employment of technology and improvements related thereto for a period of fifteen years from June 1, 2009. The Gas Cap is a bottle/container capping system with an attached pressurized injection device which, upon twisting of the cap releasing part, delivers flavors, vitamins and other additives in a pressurized jet into the capped container. Such rights include: (a) an exclusive license to use the Gas Cap with alcoholic beverages throughout the world; and (b) an exclusive license to use the Gas Cap in a specified territory with respect to certain non-alcoholic beverages, including women’s, children’s, protein, naturally sweetened, organic energy, pet, fruit, vegetable drinks, spice and fruit teas, and enhanced water; and (c) a non-exclusive license to use the Gas Cap in a specified territory with respect to regular and green teas.

Pursuant to the Assignment Agreement, Brand Neue is assuming all of World Sourcing’s obligations under the License Agreement in exchange for (i) paying World Sourcing a 10% profit interest of all revenue of the products under the License Agreement but in no event shall such profit interest be less than a 3% gross sales/revenue royalty; and (ii) making payments required under the License Agreement estimated at approximately USD $400,000 on or before December 31, 2009.  In the event Brand Neue grants licenses or assigns rights to the products of the License Agreement or assigns the entire License Agreement to another party, Brand Neue shall pay World Sourcing 50% of all consideration received by Brand Neue for such assignment. If Brand Neue exercises its option to acquire the aforementioned licenses, Brand Neue shall be obligated to make certain royalty payments to Gizmo and achieve certain minimum annual sales requirements in order to maintain exclusivity rights.

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

We have not made any arrangements to raise additional cash to assist us in our exploration of the Levuka or for working capital purposes.   We have not considered at this time how we will raise cash as needed.   There are several avenues available to us:

●	to undertake either a private placement or public offering of our common shares;

●	to seek some form of debt financing; or

●	Have the directors advance us personally funds.

The time will come when we will have to make a decision as to what method of financing is available to us and what is economic for Brand Neue.  Even if the financing is available, it may not be on the terms we deem acceptable or are materially adverse to shareholders; interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms.  Our inability to obtain financing would have a materially adverse effect on our ability to implement our growth strategy, and as a result, could require us to diminish or suspend our exploration program on the Levuka and possibly cease our operations.

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

The following represents the minimum cash requirements over the next year to meet our current and future financial obligations:

Accounting and audit	$ 17,500	(a)
Bank charges	120
Edgarizing expenses	2,000	(b)
Exploration of the Levuka	20,630	(c)
Filing fees	250	(d)
Licensing agreement future payments - estimated	400,000	(e)
Miscellaneous	1,000	(f)
Office	500	(g)
Transfer agent	2,000	(h)
Estimated cash required before payment of accounts payable	444,000
Add: Accounts payable as at June 30, 2009	22,797
Estimated cash required over next twelve months	$ 466,797

(a)
We are estimating $17,500 in accounting and audit.  Our internal accountant will charge $8,000 and our independent accountants will charge an estimated amount of $9,500.   This will cover the examination of the year end financial statements and the various quarterly reports which will be required to be filed.

(b)           Estimated cost during the year of filing Form 10-Qs and 10-K on the SEC website.

(c)
The Sharma Report estimated a budget of $25,630 for exploration work on the Levuka.  Prior to March 31, 2008 we advanced $5,000 to commence work.  As mentioned elsewhere in this Form 10-Q certain exploration work was performed on the Levuka mineral claim.

(d)           Filing of Annual Report with the State of Nevada.

(e)	Under the licensing agreement dated June 24, 2009, Brand Neue is required to make an estimated payment of $400,000 on or before December 31, 2009.

(f)           Estimated amount of future expenses which management is unaware of at this time.

(g)           Office expenses will comprise photocopying, delivery, fax and general office supplies.

(h)           Annual fee paid to the transfer agent and estimated cost of preparation of share certificates.

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

Analysis of Financial Condition and Results of Operations

We have cash and cash equivalents of $88 as at June 30, 2009.   We are indebt to creditor in the amount of $22,797, other than our Directors, as follows:

Internal accountant	$ 12,994
Independent accountants	1,500
Legal	7,495
Office	808
$ 22,797

We have received advances from our Directors in the amount of $13,005.  These advances were used to purchase the Levuka, pay the transfer agent, various office expenses and filing fees payable to the State of Nevada.

We raised initial capital from investors.  The number and price per share subscribed for, after the reflection of the stock split, was as follows:
	Number of Shares after stock split	Amount

Directors and Officers	120,000,000	$ 2,000

Other shareholders	36,330,000	30,275

	156,330,000	$ 32,275

Since our initial sale of the above noted shares we have not raised any other capital.

During the period from inception (March 15, 2007) to June 30, 2009 we have had accumulated losses of $91,389 which are as follows:

Accounting and audit	$ 24,568	(a)
Bank charges	367	(b)
Edgarizing expenses	3,176	(c)
Exploration expenses	6,172	(d)
Filing fees	937	(e)
Incorporation costs	750	(f)
Legal	22,226	(g)
Management fees	18,000	(h)
Office	1,676	(i)
Rent	3,600	(j)
Recognition of an Impairment loss (Levuka claim)	5,000	(k)
Telephone	1,800	(l)
Transfer agent	3,117	(m)
	$ 91,389

(a)
Relates to the preparation of the working papers for the period from inception to June 30, 2009 by the internal accountant for submission to the independent accountants for their examination and rendering an opinion thereon.  This includes the March 31, 2009 and 2008 audited financial statements and the June 30, September 30 and December 31, 2008 interim financial statements as well as June 30, 2009.

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

(e)	Represents payment to the Secretary of State of Nevada for the initial Annual Report in 2007, 2008 and the 2009 Annual Report.

(f)           Incorporation cost paid in 2007 to State of Nevada.

(g)
Legal fees were incurred for preparing the documents for opening the Company’s bank account, for preparation of the Form S-1, opinion on share qualified under Form S-1 and an opinion letter to the transfer agent regarding the remove of the restrictive legend on certain share certificates qualified under the Form S-1.  In June 2009 the Company incurred legal fees relating to the stock split, name change and the license agreement with World Sourcing & Supplier Development Inc.

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

(j)
Our Company uses the premises of our former President and current director, Deborah Appana, without having the liability to pay rent.   A normal rent for a small one room office in Nausori, Fiji near the downtown section would be approximately $200 per month.  The accounting treatment for rent is the same as for management fees above.

(k)
Write off of cost of acquiring the Levuka.   The accounting procedure for the purchase of the Levuka and subsequent exploration costs is to treat them as period costs to be written off in the period incurred.   If, and when, a decision is made to produce minerals from the Levuka these costs will be capitalized and amortized against future revenue from the Levuka.

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

(m)	Annual fee paid to Empire Stock Transfer Inc. to act as our transfer agent of $1,000, payment for the printing of share certificates for the shareholders and responses to our audit confirmation..

Our Company has no plant or significant equipment to sell and we have no intention of purchase any plant or significant equipment in the immediate future. Presently we do not have any money to buy any significant assets.

Our Limited Operating History and Working Capital Position

To meet our need for cash we will have to raise money.   Our working capital position as at June 30, 2009 is a negative amount of $35,714.   This means we do not have enough funds on hand to pay all our creditors other than third party creditors.   We cannot guarantee we will be successful in our business operations and the exploration of the Levuka as well as meeting our commitment under the license agreement whereby an estimated amount of $400,000 has to paid on or before December 31, 2009.   We cannot guarantee we will be able to raise enough money in the future to stay in business.   Whatever money we do raise will be used as working capital to meet current and future financial obligations under the license agreement and to, if possible, explore the Levuka.

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

We do not own our own office space but we use the office of Deborah Appana, our former President and current director.   Our Directors feel the office space we are using is sufficient for our needs at this time.   We currently have no investment policies as they pertain to real estate, real estate interest or real estate mortgages.

Market Price of and Stock Split of our Common Equity and Related Stockholder Matters.

We have authorized share capital of 500,000,000 common shares with a par value of $0.001 per share of which 156,330,000 post stock split common shares are issued as at June 30, 2009.

We are not listed on any stock exchange or quotation system anywhere.

As at this time we have not issued any stock options to our directors, officers or other parties and do not have any warrants or rights outstanding as at June 30, 2009.

Our directors and officers are qualifying 12,000,000 post stock split common shares and our other shareholders are qualifying 36,330,500 post stock split common shares under an effective Form S-1 registration statement.

Holders of our Common Shares

As at August 1, 2009, we have 67 shareholders.   This includes two of our officers and directors, Deborah Appana and Ashmi Deo, who have a controlling position of shares in our Company.

Dividend Policy

We have never declared or paid any cash dividends.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Compensation Plans

As at June 30, 2009 and up to the date of this Form 10-Q, we have no shares of our common stock that are issued under compensation plans approved by our shareholders.

Changes in and Disagreement with Accountant on Accounting and Financial Disclosure

On August 3, 2009, Board of Directors of Brand Neue dismissed Moore & Associates Chartered Accountants, its independent registered public account firm. On the same date, August 3, 2009, the accounting firm of Seale and Beers, CPAs was engaged as Brand Neue’s new independent registered public account firm. The Board of Directors of Brand Neue and the Brand Neue's Audit Committee approved of the dismissal of Moore & Associates Chartered Accountants and the engagement of Seale and Beers, CPAs as its independent auditor. None of the reports of Moore & Associates Chartered Accountants on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Brand Neue's audited financial statements contained in its Form 10-K for the fiscal year ended March 31, 2009 a going concern qualification in Brand Neue's audited financial statements.

During Brand Neue's two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore and Associates, Chartered whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore and Associates, Chartered's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on Brand Neue's  financial statements.

On August 3, 2009 Brand Neue engaged Seale and Beers, CPAs as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted Seale and Beers, CPAs regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

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

The qualification of Robert Sharma, the author of the Sharma Report, is as follows:

Robert Sharma, 725 Hibiscus Road, Suva, Fiji graduated from the University of The South Pacific, Suva, Fiji with a Bachelor of Science degree in Geology (1969) and a Masters of Science (1974) from the same University.  He has for the past 33 years been a geological consultant for such companies in the South Pacific as Nausori Resources, EGM Resources, and Solanki Ventures and has consulted for several other companies around the world writing reports for their use and is therefore qualified to write the Sharma Report.  He is a member of the Geological Society of Fiji and between June 12 and 14 he visited the Levuak and interviewed future field work personnel who might be working on the Levuak.

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

The number of shares subject to Rule 144 is 108,000,000 post stock split common shares.   Share certificates representing these shares have the appropriate legend affixed on them.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of Brand Neue’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 14(c) and 15d 14(c) as of the end of the period of the filing of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, Brand Neue’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

ITEM 4T                      CONTROLS AND PROCEDURES

Changes in Internal Controls

There were no material changes in Brand Neue’s internal controls or in other factors that could materially affect Brand Neue’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Brand Neue or is a party or to which the Levuka Gold Claim is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

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

Since the date of our inception, being March 15, 2007, to June 30, 2009 we have not made any revenue and have incurred losses of $91,389.  It is extremely doubtful we will realize any revenue over the next few years and, in fact, we might never realize any revenue.

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

Being a small company and having only raised to date $32,276 from the sale of our shares, we do not have the money necessary to do the exploration program recommend by Robert Sharma in his report dated July 3, 2007; being $25,574.  If we do not explore the Levuka we will never know if there is an ore reserve present and money will not be available from the investment community since we have no proven ore reserves.

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

With high mineral prices at this time in the exploration and mining sectors of the industry are proceeding at a good rate.  If a drop in metal prices occurs then properties like the Levuka might not be able to attract the funds needed to carry on exploration.  We have not yet been success in attracting funds for future exploration and in the future if metal price decrease we might not be able to attract any funds.  Without funds we would have to abandon our exploration activities which might result in our Company no longer being a going concern.

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

Some of our directors and officers are not residents of the United States and hence it might prove difficult to enforce any liabilities against them.

In the event that our two directors, who are not residents of the United States, Deborah Appana or Ashmi  Deo commit any action which our shareholders feel are unethical or not legal, our shareholders would likely have difficulty in enforcing any legal action because the officers and directors reside outside of the United States; living in Fiji.  In addition, our limited assets are situated outside the United States and hence would be hard to attach in a law suit.   Normally, in a law suit, personal service in the form of a summons or compliant, would have to be delivered to the officers and directors.  If the shareholders are successful in personal service and receive a favorable judgment against the directors and officers it will be difficult to collect on it since time would have to be spent searching for personal assets in Fiji which might never be found.   Therefore, a shareholder’s or shareholders’ ability to effect service of process and eventually to enforce a judgment obtained in US courts against our directors, officers or our Company might be extremely difficult.  Even if a successful judgment in a Fijian Court is obtained, it still might be difficult to enforce and eventually collect on it.   Eventually the shareholders might end up with a “hallow” judgment whereby nothing of substance if obtained.

Failure to raise money under the Licensing Agreement

Brand Neue might not be able to raise the estimated $400,000 under the License Agreement with World Sourcing and Gizmo Packaging Ltd. and therefore would lose the rights provided under the agreement.  If this is the case, future investors in our Company might lose their entire investment.

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

Since we have never paid a cash dividend since inception.  We do not anticipate doing so for a number of years and any investor who is seeking future income should not purchase our shares.   We intend to retain any and all income in our Company and will be using it for the development of bottling device called the “Gas Cap”, exploration of the Levuka, if warranted, and for working capital.  No one should be seeking a cash flow from their investment in our shares and if shares are purchased they must realize they might have to hold their shares indefinitely without any return.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 18, 2009, the directors declared a stock split on 59 new common shares for each one old common share outstanding.   This increased to the issued and outstanding share capital to 156,330,000 post stock split common shares.

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

BRAND NEUE CORP.
(Registrant)

Date: August 17, 2009	ADI MULJO
Chief Executive Officer and Director

Date: August 17, 2009	ASHMI DEO
Chief Financial Officer, Chief Accounting Officer, Secretary and Director