Form 10-Q
period 2009-09-30
BRAND NEUE CORP
filed 2009-11-13
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form April 1,2009 to September 30,2009

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

November 1, 2009: 156,330,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Brand Neue Corp. (formerly Qele Resources Inc.) (Pre-exploration stage company) at September 30, 2009 (with comparative figures as at March 31, 2009) and the statement of operations for the three and six months ended September 30, 2009 and 2008 and from inception  (March 15, 2007) to September 30, 2009, and the statement of cash flows for the six months ended September 30, 2009 and 2008 and from inception (March 15, 2007) to September 30, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)

BALANCE SHEETS

(Unaudited- Prepared by Management)

	September 30 2009	March 31 2009

ASSETS

Current Assets
Cash	$70	$252

Total Current Assets	$70	$252

LIABILITIES AND STOCKHOLDERS’ DEFICENCY

Current Liabilities
Accounts Payable	$17,880	$14,664
Accounts payable – related parties	22,446	9,505

Total Current Liabilities	$40,326	$24,169

STOCKHOLDERS’DEFICIENCY
500,000,000 Common Shares Authorized with a Par Value of $0.001 per Share 156,330,000 Shares Issued	156,330	156,330
Capital in Excess of Par Value	(96,755)	(104,555)
Accumulated deficit during pre-exploration stage	(99,831)	(75,692)
Total Stockholders’ Deficiency	(40,256)	(23,917)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$70	$252

The accompanying notes are an integral part of these unaudited financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)

Statements of Operations
(Unaudited- Prepared by Management)

For the three and six months ended September 30, 2009 and 2008 and for the period from March 15, 2007 (date of inception) to September 30, 2009

	Three months ended September 30, 2009	Three months ended September 30, 2008	Six months ended September 30, 2009	Six months ended September 30, 2008	From March 15, 2007 (date of inception) to Sept. 30, 2009
REVENUES	$-	$-	$-	$-	$-

EXPENSES

Accounting and audit	3,600	2,918	7,200	5,678	28,168
Bank Charges	18	21	107	74	385
Edgarizing	394	1,890	788	1,890	3,570
Exploration	-	-	-	-	11,172
Filing fees	-	-	-	187	937
Incorporation costs	-	-	-	-	750
Legal	-	1,500	7,495	5,500	22,226
Management fees	3,000	3,000	6,000	6,000	21,000
Office	280	254	424	393	1,956
Rent	600	600	1,200	1,200	4,200
Telephone	300	300	600	600	2,100
Transfer agent fees	250	792	325	792	3,367

NET LOSS FROM OPERATIONS	$(8,442)	$(11,275)	$(24,139)	$(22,314)	$(99,831)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES

Weighted Average Number of Common Shares	156,330,000	156,330,000	156,330,000	156,330,000

The accompanying notes are an integral part of these unaudited financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited- Prepared by Management)

	For the six months ended September 30, 2009	For the six months ended September 30, 2008	From inception (March 15, 2007) to September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(24,139)	$(22,314)	$(99,831)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	7,800	7,800	27,300
Changes in accounts payable	3,216	431	17,880
Net Cash Provided (Used) in Operations	(13,123)	(14,083)	(54,651)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	12,941	417	22,446
Proceeds from issuance of common stock	0	0	32,275
Net Cash provided from Financing Activities	12,941	417	54,721

Net Increase (Decrease) in Cash	(182)	(13,666)	70

Cash at the Beginning of Period	252	16,710	0

Cash at end of Period	$70	$3,044	$70

The accompanying notes are an integral part of these unaudited financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(Unaudited- Prepared by Management)

1.            ORGANIZATION

Brand Neue Corp. (formerly Qele Resources Inc.) was organized under the laws of the State of Nevada on March 15, 2007 with the authorized capital stock of 500,000,000 shares at $0.001 par value.

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

On July 10, 2009, the Company’s Articles of Incorporation were amended to change its name from “Qele Resources, Inc.” to “Brand Neue Corp.”.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(Unaudited- Prepared by Management)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2009 the Company had a net operating loss carry forward of $99,831 for income tax purposes.  The tax benefit of approximately $29,950 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(Unaudited- Prepared by Management)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.            ACQUISITION OF MINERAL CLAIM

In 2007, the Company acquired a 100% interest in the Levuka Gold Claim consisting of one-9 unit claim block containing 83.4 hectares located 28 south-east coast of the Fijian island of Ovalau, in between Suva and Sigatoka, Fiji.  Under Fijian law, the claim remains in good standing as long as the Company has an interest in it.   There is no annual maintenance fee or minimum exploration work required on the Claim.

4.            SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 77% of the common stock issued and have made no interest, demand loans to the Company of $22,446 and have made contributions to capital of $27,300 in the form of expenses paid for the Company.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)
Notes to the Financial Statements
September 30, 2009
(Unaudited- Prepared by Management)

5.            CAPITAL STOCK

On June 18, 2009, the directors of the Company approved a resolution to split the common shares of the Company on the basis of the issuance of 59 new shares for one existing share of common stock presently held.   As a result of this stock split every one outstanding share of common stock was increased to sixty shares of common stock.   As at September 30, 2009, there were 156,330,000 post split common shares issued and outstanding.   The 156,330,000 post split common shares are shown as increased from the date of inception.

As of June 30, 2009, there were 156,330,000 post stock split common shares issued including 120,000,000 post stock split common shares issued for a total of $2,000 and 36,330,000 post stock split common shares issued for a total of $30,275.

5.            GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.

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

Our Business

We were incorporated under the laws of the State of Nevada on March 15, 2007 (date of inception) under the name of Brand Neue Corp.  Our fiscal year end is March 31. From inception, our operations have been primarily limited to organizing our company and acquiring our mineral claim.  Our principal office is located at 105 S.E. Executive Drive. Suite 13.Bentonville, Arkansas,72712.  Our telephone is (479)845-0109.   We do not have any subsidiaries, affiliated companies or joint venture partners.

Our mineral property, the Levuka Gold Claim (hereinafter the “Levuka Claim”). In 2007, we acquired a 100% interest in Levuka (Mining Tenement 1410) that was staked to cover gold zones within the similar Tavua Volcanic Group of rocks that host zones that were mined at Navua Gold Mine. The tenement is located 38 kilometers south-east of Ovalau, Fiji.
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
There are no known environmental concerns or parks designated for any area contained within Levuka. Luveka has no encumbrances.  As advanced exploration proceeds there may be bonding requirements for reclamation.

We have purchased a 100% interest in the property.

We recently commenced our Phase I exploration work on the Levuka Claim. We have funds sufficient to complete only Phase 1 of a two-phase exploration program, recommended by our professional geologist, for the Levuka Claim.  We anticipate completing Phase I during 2010.

Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures to be made by us on our exploration program may not result in the discovery of commercially exploitable reserves of valuable minerals.  The probability of a mineral claim ever having commercially exploitable reserves is extremely remote, and in all probability our mineral claims do not contain any reserves.  Any funds spent on the exploration of these claims will probably be lost.  If we are unable to find reserves of valuable minerals or we cannot remove the minerals because we either do not have the capital to do so, or because it is not economically feasible to do so, then we will cease operations and you will lose your investment.

We anticipate that any additional funding that we require will be in the form of equity financing from the sale of our common stock.  There is no assurance, however, that we will be able to raise sufficient funding from the sale of our common stock.  The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated.  We do not have any arrangements in place for any future equity financing.  If we are unable to secure additional funding, we will cease or suspend operations.  We have no plans, arrangements or contingencies in place in the event that we cease operations.

If, on the advice of our independent consulting geologist, we discontinue our exploration of the Levuka Claim, we may seek to acquire other natural resource exploration properties.  Any such acquisition(s) will involve due diligence costs in addition to the acquisition cost.  We will also have an ongoing obligation to maintain our periodic filings with the appropriate regulatory authorities, which will involve legal and accounting costs.  In the event that our available capital is insufficient to acquire an alternative resource property and sustain minimum operations, we will need to secure additional funding or else we will be compelled to discontinue our business.

We have earned no revenue since inception.  From March 15, 2007 (inception) through September 30, 2009, we incurred a net loss of $99,831.  Further losses are anticipated in the development of our business.  We have limited financial resources and require additional financing to fund our operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate commercially exploitable reserves of valuable minerals.

Our officers and directors have only recently become interested in natural resource exploration.  None of them has any professional training nor technical credentials in the exploration, development, or operation of mines.  We therefore intend to retain qualified persons on a contract basis to perform the exploration of the property as needed.  We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for our exploration program It is estimated that the completion to the exploration program set forth above in the Sharma Report, prepared for us by Robert Sharma, Professional Geologist, will take approximately 20 days to complete at a cost of $25,630.  This cost included geological mapping of Levuka surface ($4,697), geophysical surveying ($6,173) and taking of geochemical soil and rock samples ($14,760).  The object of this exploration program is to determine the mineral structure of Levuka by mapping, surveying and taking rock and soil samples for assaying.   The information from this work will allow us to determine what types of minerals are on Levuka, and especially gold, and where there are higher concentration of minerals.  The criteria in making a decision to continue our exploration activities will be based upon these results and the knowledge that Levuka has had very little exploration work done on it in the past.  If the results are not favourable the Board of Directors, in conjunction with the recommendations of Robert Sharma, will consider other areas within Levuka to explore.  Until the majority of Levuka is explored and tested by assaying, the Board of Directors is reluctant to abandon Levuka.

We currently have no employees other than our two officers/directors, each of whom will only be devoting approximately eight hours per week, to our operations.  We do not intend to hire any employees for the next twelve months and unless and until we have proven mineral reserves.

Adi Muljo and Ashmi Deo, our sole officers and directors, control us since they own, collectively, approximately 77% of our voting stock.

DESCRIPTION OF BUSINESS AND PROPERTY
General

The Company was incorporated under the laws of the State of Nevada on March 15, 2007 under the name of Brand Neue Corp.(formerly Qele Resources Inc.).   The Company does not have any subsidiaries, affiliated companies or joint venture partners.

We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.  We are an exploration stage company engaged in the search for mineral deposits that demonstrate economic feasibility. Specifically, we plan to complete Phase I of our exploration program, described below, during the 2010.  We do not foresee any circumstances that would cause us to alter our current business plan within the next twelve months.

We purchased a 100% interest in Levuka from Takei Enterprises Inc, an unrelated company, with offices in Suva, Fiji. Levuka consists of one - 9 unit claim block containing 83.4 hectares which has been staked and recorded with the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Fiji.
Other than Levuka we do not own any other mineral property.

We do not own our own office space but we use the office of Deborah Appana, our former President and current director.   Our Directors feel the space we are using is sufficient for our needs at this time.   We currently have no investment policies as they pertain to real estate, real estate interest or real estate mortgages.

Until recently our activities had been confined to the organizational matters described below.

Business Development of Issuer since Inception

We raised initial capital from investors.  The number and price per share subscribed for, after the reflection of the stock split, was as follows:

	Number of Shares after stock split	Amount

Directors and Officers	120,000,000	$2,000

Other shareholders	36,330,000	30,275

	156,330,000	$32,275

Since our initial sale of the above noted shares we have not raised any other capital.

We have authorized share capital of 500,000,000 common shares with a par value of $0.001 per share of which 156,330,000 post stock split common shares are issued as at September 30, 2009.

Business

We are presently in the pre-exploration stage. We intend to undertake exploration work on the Levuka Claim, located in 38 kilometers south-east of Ovalau, Fiji.

We do not have any ore body and there is no assurance that mineralized material with any commercial value exits on our property.   We have not generated any revenues from our operations.

Mineral exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based upon the results of the most recently completed phase of exploration.

To date, we have not conducted any significant exploration work on the Levuka Claim.  We hope to have funds sufficient to complete Phase 1 of a two-phase exploration program recommended for the Levuka Claim.  Our Phase I work is exploratory in nature.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Levuka Claim or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.

Levuka Claim

Levuka is the registered and beneficial owner of a 100% interest in the Levuka Claim, located in Ovalau, Fiji .

Beneficial ownership of the Levuka Claim confers the rights to the minerals on the Levuka Claim.

The principal bedded rocks for the area of Levuka (and for most of Fiji for that matter) are Volcanic rocks which are exposed along a wide axial zone of a broad complex.
Gold at the Tradewinds Gold Mine (which is in close proximity to Levuka) is generally concentrated within extrusive volcanic rocks in the walls of large volcanic caldera.

The main igneous intrusions consist of the Medrausucu consisting of tholetic gabbros, tonalities and trondjhemites.  Age data indicate that the intrusive stocks are intermediate in age between Savura Volcanic Group rocks west of the area and the younger Tertiary Wainimala Group rocks exposed to the east.

Theoletic Gabbros, for example, are generally a greenish or dark colored fine to coarse grained rock. Irregular shaped masses of so called "soda granite" are seen in both sharp and gradational contact with the diorite. The different phases of Medrausucu are exposed from north of Levuka to just east of the town of Suva and are principal host rocks for gold veins at the Tradewinds Gold Mine.

Location, Access, Topographic and Physical Environment

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

Regional, Local & Property Geology

Gold was first reported in the area by Fijian and British prospectors over 77 years ago. Mineral lode claims were recorded in 1925 in the surrounding areas.

Numerous showings of mineralization have been discovered in the area and six prospects have achieved significant production, with Navua Gold Mine (32 kilometers away) producing 135,000 ounces of Gold annually.

During the 1990’s several properties north of Levuka were drilled by junior mineral exploration companies.  We have started preparing to conduct preliminary exploration work on Levuka.
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
To the east of the property is intrusive consisting of rocks such as tonalite, monzonite, and gabbro while Levuak itself is underlain by the Savura Volcanic Group sediments and volcanics.  Levuka lies on the Fiji Fracture Zone. The intrusive also consist of a large mass of granodiorite towards the western most point of the property.

The Savura Volcanic Group consists of interlayered chert, argillite and massive andesitic to basaltic volcanics. The volcanics are hornfelsed, commonly contain minor pyrite, pyrrhotite.
No drilling is reported to have ever been done on Levuka.

The adjacent properties are cited as examples of the type of deposit that has been discovered in the area and are not major facets to the Sharm Report.

Recommended Exploration Work

Previous exploration work has not to Robert Sharma’s knowledge included any attempt to drill the structure on Levuka. Records indicate that no detailed exploration has been completed on Levuka.

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

We are not claiming to have any minerals on Levuka at this time.

It is estimated that the completion to the exploration program set in the Sharma Report, prepared for us by Robert Sharma, Professional Geologist, will take approximately 20 days to complete at a cost of $25,630.  This cost included geological mapping of Levuka surface ($4,697), geophysical surveying ($6,173) and taking of geochemical soil and rock samples ($14,760).  The object of this exploration program is to determine the mineral structure of Levuka by mapping, surveying and taking rock and soil samples for assaying.   The information from this work will allow us to determine what types of minerals are on Levuka, and especially gold, and where there are higher concentration of minerals.  The criteria in making a decision to continue our exploration activities will be based upon these results and the knowledge that Levuka has had very little exploration work done on it in the past.  If the results are not favourable the Board of Directors, in conjunction with the recommendations of Robert Sharma, will consider other areas within Levuka to explore.  Until the majority of Levuka is explored and tested by assaying, the Board of Directors is reluctant to abandon Levuka.

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

Location Challenges

We do not expect any major challenges in accessing the Levuka Claim during the initial exploration stages.

Regulations

Exploration activities are subject to various national, state, foreign and local laws and regulations in the Republic of Fiji, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Fiji.

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

Employees

We currently have no employees other than our two officers and directors, who have not been paid for their services and will not receive compensation from the proceeds of this offering.  We do not have any employment agreements with our directors and officers.  We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors.

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

OUR COMPANY

We are a start-up, exploration stage company, have a limited operating history and have not yet undertaken any exploration activity or generated or realized any revenues from our sole property, the Levuka Claim.   As our property is in the early stage of exploration there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.  There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the Levuka Claim or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.   We have funds sufficient to complete only Phase 1 of a three-phase exploration program recommended for the Levuka Claim.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on the Levuka Claim.  As an exploration stage company we have experienced losses and we expect to continue to experience losses for the foreseeable future.   Our only potential source for cash at this time is investment by others in the Company or loan advances to the Company by our officers or directors.  We must raise cash to continue our Phase I exploration program and stay in business.

To meet our need for cash we must raise additional capital.  We will attempt to raise additional money through a private placement, public offering or through loans from our directors and officers.  We have discussed this matter with our officers and directors. However, our officers and directors are unwilling to make any commitments as to the amount of money they are prepared to advance in the future.  At the present time, we have not made any arrangements to raise additional cash.  We require additional cash to continue operations.  Such operations could take many years of exploration and would require expenditure of very substantial amounts of cash, cash we do not presently have and may never be able to raise.   If we cannot raise this additional cash we will have to abandon our exploration activities and go out of business.

We estimate we will require approximately $461,880 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Levuka Claim during that period.  Our cash on hand will not enable us to continue in business for approximately 12 months.  We will need additional funds either through the sale of additional shares of our common stock or from advances made by our officers or directors.

Alternatively we may attempt to interest other companies to undertake exploration work on the Levuka Claim through joint venture arrangement or even the sale of part of the Levuka Claim.  Neither of these avenues has been pursued as of the date of this prospectus.

Since we do not presently have the requisite funds, we are unable to complete Phase I of the recommended exploration program until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work recommended by our independent professional engineer.  If we are unable to finance exploration activities, we may have no alternative but to go out of business.

We do not intend to hire any employees at this time. Any work undertaken on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

To meet our need for cash we will have to raise money.   Our working capital position as at September 30, 2009 is a negative amount of $40,256.   This means we do not have enough funds on hand to pay all our creditors other than third party creditors.   We cannot guarantee we will be successful in our business operations and the exploration of Levuka as well as meeting our commitment under the license agreement whereby an estimated amount of $400,000 has to paid on or before December 31, 2009.   We cannot guarantee we will be able to raise enough money in the future to stay in business.   Whatever money we do raise will be used as working capital to meet current and future financial obligations under the license agreement and to, if possible, explore Levuka.

Trends

Since we are in the start-up stage and Levuka has not produced any income, there is a chance that it never will.  We do not know of any trends, events or uncertainties that are reasonably expected to have a material impact on income in the future.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exists which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of September 30, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on March 15, 2007 to September 30, 2009 of $99,831. We did not earn any revenues during the aforementioned period.
Our financial statements included in this Form 10-Q have been prepared without any adjustments that would be necessary if we become unable to continue as a going concern and are therefore required to realize upon our assets and discharge our liabilities in other than the normal course of operations.

We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exits in the Levuka Claim until further exploration work is done and a comprehensive evaluation concludes economic and legal feasibility.  Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not presently have and may never be able to raise.  To date, we have not conducted any exploration work on the Levuka Claim. We have funds sufficient to complete only a portion of Phase 1 of a two-phase exploration program recommended for the Levuka Claim. Subject to raising the requisite additional capital we anticipate completing Phase I by the end of 2010.

Planned Exploration Program

We must conduct exploration to determine what amounts of minerals exist on the Levuka Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of September 30, 2009 our total assets were $70 and our total liabilities were $40,326 including $22,446 which was owed to related parties.

Including the cost of completing Phase I exploration program on the Levuka Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Accounting and audit	$12,000	(a)
Bank charges	120
Edgarizing expenses	2,000	(b)
Exploration of the Levuka	20,630	(c)
Filing fees	250	(d)
Licensing agreement future payments – estimated	400,000	(e)
Miscellaneous	1,000	(f)
Office	500	(g)
Transfer agent	2,000	(h)
Estimated cash required before payment of accounts payable	438,500
Add: Accounts payable as at September 30, 2009	17,880
Estimated cash required over next twelve months	$456,380

(a)
We are estimating $12,000 in accounting and audit.  Our internal accountant will charge $8,000 and our independent accountants will charge an estimated amount of $4,000. This will cover the examination of the year end financial statements and the various quarterly reports which will be required to be filed.

(b)           Estimated cost during the year of filing Form 10-Qs and 10-K on the SEC website.

(c)
The Sharma Report estimated a budget of $25,630 for exploration work on Levuka.  Prior to March 31, 2008 we advanced $5,000 to commence work.  As mentioned elsewhere in this Form 10-Q certain exploration work was performed on the Levuka mineral claim.

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

The above estimated cash requirements for the next twelve months does not reflect an outlay of funds for management fee, rent and telephone.  Management to date has taken no fees for their services and will continue with this policy until such time as we have sufficient funds on hand to warrant such an expense or a decision is made to cease exploration activities on Levuka and proceed to develop a proven ore reserve, if ever.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of September 30, 2009, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Six months ended September 30, 2009

We incurred expenses of $24,139 for the six months ended September 30, 2009:

Expenses	For the six months ended September 30, 2009

Accounting and Audit Fees	$7,200
Bank Charges	107
Edgaring	788
Legal	7,495
Management fees (1)	6,000
Office	424
Rent (1)	1,200
Telephone (1)	600
Transfer agent fees	325

Total	$24,139

(1) The Company does not pay its directors or officers for the service they render to the Company, including the provision of office space and telephone. However, since October 1, 2007 the company has accrued as expenses (i) $1,000/month on account of management fees; (ii) $200/month for rent and, (iii) $100/month for telephone.  These amounts will never be paid to the directors and officers in either cash or shares; however they are included for accounting purposes as expenses and as additions to ‘Capital in Excess of Par Value’ on the Balance Sheet.

Balance Sheet

Total cash as at September 30, 2009 was $70.  Our working capital deficiency as of September 30, 2009 was $40,256.  If amounts owed to related parties are excluded there is still a working capital deficit of $22,446.

Our working capital is attributable to the completion of an initial capital contribution on March 15, 2007, which raised $2,000, and a private placement on December 31, 2007, which raised a further $30,275 and funding from our directors.    No revenue was generated during these periods.

Total shareholders’ deficit as of September 30, 2009 was $40,256.  Total shares outstanding as at September 30, 2009 were 156,330,000.

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

ITEM 1A        RISK FACTORS

ANY INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FORM 10-Q BEFORE INVESTING IN OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, OPERATING  RESULTS  AND FINANCIAL CONDITION  COULD  BE  SERIOUSLY HARMED.  INVESTORS MAY LOSE ALL OR PART OF THEIR INVESTMENT IN OUR COMPANY.

1.	Our auditors have issued a going concern opinion and we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our March 31, 2009 financial statements expressed an opinion that our Company’s capital resources as of March 31, 2009 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we complete public offering to raise additional funds.   These conditions raise substantial doubt about our ability to continue as a going concern.   If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease to operate which means any persons acquiring shares in our Company will loss their entire investment.

2.	Since mineral exploration is a highly speculative venture, anyone purchasing our stock will likely lose their entire investment.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures to be made by us on our exploration program may not result in the discovery of commercially exploitable reserves of valuable minerals.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of our mineral claim we plan to undertake. The probability of a mineral claim ever having commercially exploitable reserves is extremely remote, and in all probability our mineral claim does not contain any reserves.  Any funds spent on the exploration of this claim will probably be lost.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. We may also become subject to significant liability for pollution, cave-ins or hazards, which we cannot insure or which we may elect not to insure.  In such a case, we would be unable to complete our business plan and our shareholders may lose their entire investment.

3.	If we don't obtain additional financing our business may fail.

Our cash on hand is definitely not sufficient to complete even Phase I of the proposed exploration of our mineral claim.  We will need to obtain additional financing in order to complete our business plan.  As of September 30, 2009, we had cash on hand of $70 against $40,326 in current liabilities.  Our business plan calls for significant expenses in connection with the exploration of our mineral property. Phase I of the proposed exploration program on our claims as recommended by our consulting geologist is estimated to cost $25,764, $5,000 of which had been advanced during the prior period.  We will require additional financing in order to complete Phase II. Under the licensing agreement dated June 24, 2009, Brand Neue Corp. is required to make an estimated payment of $400,000 on or before December 31, 2009.  Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place our mineral claim into commercial production.  While we do not presently have sufficient information about the claims to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required.  Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

4.	It is impossible to evaluate the investment merits of our company because we have no operating history.

We are a pre-exploration stage company with no operating history upon which an evaluation of our future success or failure can be made.  We were incorporated on March 15, 2007, and have accumulated a net loss of $99,831 against no revenue.  Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report and the preparation and filing of a registration statement and completing various Form 10-Ks and 10-Qs.

5.	Market factors in the mining business are out of our control and so we may not be able to profitably sell any minerals that we find.

We have no known ore reserves but even if we are successful in locating commercially exploitable reserves of valuable minerals, we can provide no assurance that we will be able to sell such reserves.  Numerous factors beyond our control may affect the marketability of any minerals discovered. These factors include fluctuations in the market price of such minerals due to changes in supply or demand, the proximity and capacity of processing facilities for the discovered minerals, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The precise effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital so that our investors may lose their entire investment.

6.	If we cannot compete successfully with other exploration companies, our exploration program may suffer and our shareholders may lose their investment.

Many of the resource exploration stage companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties.  As a result, our competitors will likely have resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration stage companies that may purchase resource properties or enter into joint venture agreements with junior exploration stage companies.  This competition could adversely impact our ability to finance the exploration of our mineral property.

7.	Since our executive officers do not have technical training or experience in starting, and operating a mineral exploration company there is a higher risk our business will fail.

Our executive officers have no experience in mineral exploration and do not have formal training in geology or in the technical aspects of management of a mineral exploration company.  This inexperience presents a higher risk that we will be unable to complete our business plan for the exploration of our mineral claims. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry out our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and may be impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and that our investors will lose all of their investment.

8.	We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

Provided we have sufficient funds to carry out exploration activity, competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we are able to raise the requisite capital.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

9.
Since our officers and directors have other business interests, they will be devoting approximately eight hours per month to our operations, which may result in periodic interruptions or suspensions of exploration.

Our officers have other outside business activities and will only be devoting approximately eight hours per month to our operations.  As a result, our operations may be sporadic and occur at times that are convenient to our officers.  Consequently, our business activities may be periodically interrupted or suspended.

10.	Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the Levuka Claim, our sole property, does not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of Andhra Pradesh, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the Levuka Claim. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the Levuka Claim is found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

11.
Since substantially all of our assets, directors and officers are outside the United States it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our officers and directors.

Substantially all of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States.  We were incorporated in the State of Nevada and have an agent for service in Nevada.  Our agent for service will accept on our behalf the service of any legal process and any demand or notice authorized by law to be served upon a corporation.  Our agent for service will not, however, accept service on behalf of any of our officers or directors.  All of our directors and officers are residents of India and neither of them have an agent for service in the United States.  Therefore, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

12.	If we are unable to hire and retain key personnel, we may not be able to implement our business plan and our business will fail.

We will compete with other mining companies in the recruitment and retention of qualified managerial and technical employees.  Our success will be largely dependent upon our ability to hire highly qualified personnel.  This is particularly true in highly technical businesses such as mineral exploration. These individuals may be in high demand and we may not be able to attract the staff we need.  In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired.  Currently, we have not hired any key personnel and we do not intend to do so for the next 12 months and until we have proved mineral reserves.  If we are unable to hire key personnel when needed, our exploration program may be slowed down or suspended.

13.	Our directors and officers own a controlling percentage of voting stock, which will allow them to make decisions and effect transactions without further shareholder approval.

Our directors and officers own, collectively, approximately 77% of our outstanding shares.  Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholder votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transactions such as mergers.

14.	There is a limited public market for our shares at the present time and therefore our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are quoted on the OTC Bulletin Board (“OTCBB”).   At the present time there is a limited market for our shares and hence our shareholders might not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares.

15.	Applicable SEC rules governing trading of ‘penny stocks’ limit the liquidity of our common stock which could make it more difficult for our shareholders to sell their shares

As the shares of our common stock are ‘penny stock’, many brokers are unwilling to effect transactions in such common stock which can make it difficult for our shareholders to sell their shares of our common stock if a market develops for that common stock.

Our common stock is defined as a ‘penny stock’ pursuant to Rule 3a51-1 pursuant to the Securities Exchange Act of 1934. Penny stock is subject to Rules 15g-1 through 15g-10 of the Securities Exchange Act of 1934.  Those rules require broker-dealers, before effecting transactions in any ‘penny stock’, to:

- Deliver to the customer, and obtain a written receipt for, a disclosure document;
- Disclose certain price information about the penny stock;
- Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
- Send monthly statements to customers with market and price information about the penny stock; and
- in some circumstances, approve the purchasers account pursuant to certain standards and deliver written statements to the customer with information specified in those rules.

Rather than comply with those rules, many broker-dealers refuse to enter into penny stock transactions which may make it more difficult for investors to sell their shares of our common stock and thereby liquidate their investments.

16.
We anticipate the need to sell additional shares of our common stock in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

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

Subsequently the company terminated Seale and Beers CPA’s as understand accountants and appointed Madsen & Associates, CPA’s as independent accountants. During the two most recent fiscal years end the interim periods preceding the engagement, the registrant has not consulted with Madsen & Associates, CPA’s regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

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

BRAND NEUE CORP.
(Registrant)

Date: November 12, 2009	ADI MULJO
Chief Executive Officer and Director

Date: November 12, 2009	ASHMI DEO
Chief Financial Officer, Chief Accounting Officer, Secretary and Director