Form 10-K/A
period 2009-03-31
BRAND NEUE CORP
filed 2010-01-26
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(X )	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form April 1, 2008 to March 31,2009

Commission File number 333-151708

BRAND NEUE CORP .
                                                                 (Exact name of registrant as specified in its charter)

Nevada	98-0560939
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

105 S.E, Executive Drive, Suite 13, Bentonville, Arkansas, 72712
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number (479-) 845-0109

Title of each share
None

Former name, former address
QELE RESOURCES INC. Lot 25, Mananikorovatu Road, 8 Miles Makoi, Nausori, Fiji

Securities registered pursuant to Section 12(g) of the Act:
None
( Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [    ]  Yes   [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). [    ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A    [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

January 15, 2010 : 156,330,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g.,Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980)

PART 1

ITEM 1.                      BUSINESS

History and Organization

 Brand Neue Corp. (formerly Qele Resources Inc.)  was incorporated on the March 15, 2007 in State of Nevada.  Its sole purpose is to explore a mineral property is has in Fiji.  Our Company does not have any subsidiaries, has never been in receivership and there are no plans to merge with any other company.   Its address is 105 S.E. Executive Drive, Suite 13, Bentonville, Arkansas, 72712 and its business number is (479) 845-0109.  Our registered office is located at 2470 Saint Rose Parkway, Suite 304, Henderson, Nevada, 89074 (Telephone: 702-818-5898)

We are considered an exploration stage company; one that is engaged in the exploration of mineral deposits or ore reserves but as yet is not considered to be in the development or production stages.   At the present time, we intend to concentrate our efforts in the exploration of our sole mineral property; the Levuka Gold Claim (the “Levuka”) located in Fiji.  Though a purchase we acquired a 100% interest in the Levuka which has been recorded the Mineral Resources Department of the Ministry of Energy and Mineral Resources of the Government of the Republic of Fiji.

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

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this Form 10-K/A may contain forward-looking statements that involve risks and uncertainties. These statements relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K/A.  Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" below that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and as well as those discussed elsewhere in this Form 10-K/A .

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

All future investors in our shares should read this Form 10-K/A in its entirety including the financial statements and notes attached thereto.

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

Being a small company and having only raised to date $32,275 from the sale of our shares, we do not have the money necessary to do exploration program recommend by Robert Sharma in his report dated July 3, 2007; being $25,574.  If we do not explore the Levuka we will never know if there is an ore reserve present and money will not be available from the investment community since we have proven any ore reserves.   This being the case our shareholders will loss their entire investment in our Company.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at the date of this Form 10-K/A.

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

ITEM 3.                      EGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party or to which the Levuka is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4.                      UBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the past two years the Company has not held a meeting of shareholders but are anticipating doing so during the current year.

PART l l

ITEM 5.	MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company is quoted on the OTCBB.  The Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future.  As at March 31, 2009, the Company had 59 shareholders; two of these shareholders are an officers and director of the Company.

There are no warrants or rights outstanding as of the date of this Form 10-K/A and none have been declared since the date of inception.

No stock options have been granted since the Company’s inception.

There are no outstanding conversion privileges for our Company’s shares.

ITEM 6.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis or Plan of Operations” and our financial statements and related noted included elsewhere in this Form 10-K/A.

Operation Statement Data

	For the year ended March 31, 2009	March 15, 2007 (date of incorporation) to March 31, 2009

Revenue	$ -	$ -
Exploration expenses	-	11,173
General and Administration	41,422	64,519
Net loss	41,422	75,692
Weighted average shares outstanding (basic)	156,330,000
Weighted average shares outstanding (diluted)	156,330,000
Net loss per share (basic)	$ (0.00)
Net loss per share (diluted)	$ (0.00)

Balance Sheet Data

Cash and cash equivalent	$ 252
Total assets	252
Total liabilities	24,169
Total Shareholders’ deficiency	(23,917)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

We were incorporated in the State of Nevada on March 15, 2007 to engage in the business of acquisition, exploration and development of natural resource properties. Our business address is105 S.E. Executive Drive, Suite 13, Bentonville, Arkanas, 72712.  At the time of incorporation, Deborah Appana and Ashmi Deo were named as directors on March 16, 2007 and on the same day Deborah Appana was appointed Chief Executive Officer and President and Ashmi Deo was appointed Chief Financial Officer, Chief Accounting Officer and Secretary Treasurer.

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
$ 14,663

We have received advances from our Directors in the amount of $9,504.  These advances were used to purchase the Levuka, pay the transfer agent and filing fees payable to the State of Nevada.

During the last year we raised initial seed capital from investors and engaged the services of Empire Stock Transfer Inc. to act as our transfer agent.   The number and price per share subscribed for was as follows after the followed split of the shares:

Number of Shares	Amount

120,000,000	$ 2,000

36,330,000	30,275

156,330,000	$ 32,275

Since our initial sale of the above noted shares we have not raised any other capital.

During the period from inception (March 15, 2007) to March 31, 2009 we have had accumulated losses of $75,692 which are as follows:

Accounting and audit	$ 20,968	(a)
Bank charges	278	(b)
Edgarizing	2,782	(c)
Exploration expenses	6,172	(d)
Filing fees	937	(e)
Incorporation costs	750	(f)
Legal	14,731	(g)
Management fees	15,000	(h)
Office	1,532	(i)
Rent	3,000	(j)
Recognition of an Impairment loss (Levuka claim)	5,000	(k)
Telephone	1,500	(l)
Transfer agent	3,042	(m)
	$ 75,692

(a)
Relates to the preparation of the working papers for the period from inception to March 31, June 30, September 30, December 31, 2008 and March 31, 2009 by the internal accountant for submission to the independent accountants for their examination and/or review and the subsequent review and examination by the auditors.

(b)           Monthly bank charges including printing of checks and deposit books.

(c)	Represents the cost to edgarize the Form S-1, 424 (b) (i), 8-K and Forms 10-Qs and 10-K during the years.

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

Our Limited Operating History and Working Capital Position

To meet our need for cash we will have to raise money.   Our working capital deficiency as at March 31, 2009 is $23,917.   We cannot guarantee we will be successful in our business operations and the exploration of the Levuka.   We cannot guarantee we will be able to raise enough money in the future to stay in business.   Whatever money we do raise will be used as working capital to meet current and future financial obligations and to explore the Levuka.   If we are lucky enough to find mineralization which is economically feasible to remove it, we will attempt to raise additional money through subsequent private placements, public offering or loans.

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

On January 31, 2008 we completed a private placement consisting of 120,000,000 post split common shares to our directors and officers for a total consideration of $2,000.   Our president and chief executive officer, Deborah Appana, subscribed for 75,000,000 post spilt common shares whereas our chief financial officer and secretary treasurer, Ashmi Deo, subscribed for 45,000,000 post split common shares.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 108,000,000 post split common shares.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K/A for the year ended March 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

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

ITEM 9A (T)                                CONTROLS AND PROCEDURES

There were no changes in the Company’s internal controls or in other factors that could affect its disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

ITEM 9 B                      OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of our directors and executive officers of our Company as at March 31, 2009:

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as at November 30, 2009 , the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class

Common Stock	Deborah Appana Lot 25, Mananikorovatu Road 8 Miles Makoi, Nausori, Fiji	75,000,000	47.98%

Common Stock	Ashmi Deo Wainibokasi, Nausori, Fiji	45,000,000	28.78%

Common Stock	Directors and Officers as a Group	120,000,000	76.76%

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

Our directors and officers have qualified under our effective registration statement 120,000,000 common shares which, when sold into the market, could have a depressive effect on the market price.   They acquired these shares at a low price per share and any price above their cost will be a profit to them whereas our other shareholders would have to sell their shares at above their cost per share to recovery their original cost; assuming they were paid that amount.

Because our officers and directors will control our Company even if they sold 120,000,000 common shares mentioned above, the other shareholders would not have the ability to cause a change in the course of our operations.   As such, the value attributed to the right to vote is gone.   This could result in a reduction in value to the shares owned by our other shareholders because of the ineffective voting power.  For example, the number of shares held by Deborah Appana and Ashmi Deo after they have sold the 200,000 shares qualified under our effective registration statement are as follows:

Director and Officer	Number of Shares held after sale of 120,000,000 common shares	Future Percentage Ownership

Deborah Appana	67,500,000 shares	43.17%
Ashmi Deo	40,500,000 shares	25.91%

Total restricted shares	108,000,000 shares	69.08%

DESCRIPTION OF SECURITIES

Our authorized capital consists of 500,000,000 shares of common stock, par value $0.001 per share, of which 156,330,000 shares are issued and outstanding.

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

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on August 7, 2007, a Code of Business Ethics and Control for the Board of Directors (the “Code”).Brand Neue Corp.’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Brand Neue Corp. and its officers and directors to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended March 31, 2009 for professional services for the review of the quarterly financial statements as at June 30, September 30 and December 31, 2008, annual financial statements as of March 31, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $1,500 for each of the quarters ended June 30, September 30 and December 31, 2008 and $3,500 for the audit of March 31, 2009. Subsequent examination of the previous financial statements reported upon by Moore & Associates was done by Madsen & Associates at a cost $2,500.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Brand Neue Corp.’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

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

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Brand Neue Corp. nor to make any pre-approval policies meaningful.  Once Brand Neue Corp. has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Brand Neue Corp.’s internal accountant.

PART IV

ITEM 15.                      EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

2	Corporate Charter (incorporated by reference from Brand Neue Corp.’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

3(i)	Articles of Incorporation (incorporated by reference from Brand Neue Corp.’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

3(ii)	By-laws (incorporated by reference from Brand Neue Corp.’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Brand Neue Corp.’s Registration Statement on Form S-1 filed on June 17, 2008 Registration No. 333-151708)

inancial Statements.  The following financial statements are included in this report:

Statement of Cash Flows for the years ended March 31, 2009 and 2008 and for the period from March 15, 2007 (date of inception) to March 31, 2009	39

Notes to the Financial Statements	40

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BRAND NEUE CORP.
(Registrant)

By: ADI MULJO
Adi Muljo
Chief Executive Officer,
President and Director

Date: January 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on its behalf of the requirement and in the capillaries on the dates indicated.

By: ADI MULJO
Adi Muljo
Chief Executive Officer,
President and Director

                                Date: January 20, 2010

By: ASHMI DEO

Ashmi Deo
Chief Accounting Officer,
Chief Financial Officer and Director

                                Date: January 20, 2010

MADSEN & ASSOCIATES, CPA’S INC.                               684 East Vine Street, #3
Certified Public Accountants and Business Consultants                    Murray, Utah 84107
                                                        Telephone 801-268 2632
                                                           Fax 801-262 3937

Board of Directors
Brand Neue Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the Company’s balance sheets of Brand Neue Corp. (Pre-exploration stage company) at March 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows  for the years ended March 31, 2009 and 2008 and the period from March 15, 2007 (date of inception) to March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brand Neue Corp. at March 31, 2009 and 2008, and the results of operations and cash flows for the years ended March 31, 2009 and 2008 and the period from March 15, 2007 (date of inception) to March 31, 2009, in conformity with generally accepted accounting principles.

The companying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah
December 30, 2009
                                                                                      /s/ “Madsen & Associates, CPA’s Inc.”

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)

BALANCE SHEETS

	March 31, 2009	March 31, 2008

ASSETS

Current Assets
Cash	$ 252	$ 16,710

TOTAL CURRENT ASSETS	$ 252	$ 16,710

LIABILITIES AND STOCKHOLDERS’ DEFICENCY

Current Liabilities
Accounts Payable	$ 14,663	$ 7,720
Accounts Payable- related parties	9,506	7,085

Total Current Liabilities	24,169	14,805

Stockholders’ Deficiency
500,000,000 Common Shares Authorized with a Par Value of $0.001 per Share 156,330,000 Shares Issued	156,330	156,330
Capital in Excess of Par Value	(104,555)	(120,155)
Accumulated deficit during pre-exploration stage	(75,692)	(34,270)
Total Stockholders (Deficit) Equity	(23,917)	1,905

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$ 252	$ 16,710

The accompanying notes are an integral part of these financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS
For the years end March 31, 2009 and 2008 and for the period from March 15, 2007 (date of inception) to March 31, 2009

	For the year ended March 31, 2009	For the year ended March 31, 2008	From March 15, 2007 (date of inception) to March 31, 2009

REVENUES	$ -	$ -	$ -

EXPENSES

Accounting and audit	13,827	7,140	20,967
Bank Charges	116	162	278
Edgarizing	2,782	0	2,782
Exploration	-	11,173	11,173
Filing fees	187	750	937
Incorporation costs	-	0	750
Legal	5,500	9,231	14,731
Management fees	12,000	3,000	15,000
Office	1,368	164	1,532
Rent	2,400	600	3,000
Telephone	1,200	300	1,500
Transfer agent fees	2,042	1,000	3,042
	41,422	33,520	75,692

NET LOSS FROM OPERATIONS	$ (41,422)	$ (33,520)	$ (75,692)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Weighted Average Number of Common Shares	156,330,000	156,330,000

The accompanying notes are an integral part of these financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT
From March 15, 2007 (date of inception) to March 31, 2009

	Common Stock Shares Amount	Capital in Excess of Par Value	Accumulated Deficit

Shares issued to founders at on March 15, 2007	120,000,000 $ 120,000	$ (118,000)	$ -

Net loss for the year ended March 31, 2007	. .	.	(750)

Balance, March 31, 2007	120,000,000 $ 120,000	(118,000)	(750)

Shares issued to subscribers on February 29, 2008	36,330,000 36,330	(6,055)

Contributed expenses		3,900

Net loss for the year ended March 31, 2008	. .	.	(33,520)

Balance, March 31, 2008	156,330,000 156,330	(120,155)	(34,270)

Contributed expenses		15,600

Net loss for the period	. .	.	(41,422)

Balance, March 31, 2009	156,330,000 $ 156,330	$ (104,555)	$ (75,692)

The accompanying notes are an integral part of these financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS
For the years ended March 31, 2009 and 2008 and for the period from March 15, 2007 (date of inception) to March 31, 2009

	For the year ended March 31, 2009	For the year ended March 31, 2008	From March 15, 2007 (date of inception) to March 31, 2009

CASH FLOWS FROM OPERATION

Net Income (Loss)	$(41,422)	$(33,520)	$(75,692)

Adjustments to reconcile net loss to net cash provided buy operating activities:

Capital Contributed - expenses	15,600	3,900	19,500
Accounts Payable	6,943	7,720	14,663
Net Cash used in Operating Activities	(18,879)	(21,900)	(41,529)

Cash Flow From Investing Activities	-	-	-

Cash Flow From Financing Activities
Proceeds from loan from related party	2,421	8,335	9,506
Proceeds from issuance of common stock	-	30275	32,275
Net Cash provided from Financing Activities	2,421	38,610	41,781

Net Increase (Decrease) in Cash	(16,458)	(16,710)	252

Cash at the Beginning of Period	16,710	-	-

Cash at end of Period	$ 252	$ 16,710	$ 252

The accompanying notes are an integral part of these financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)
Notes to the Financial Statements
March 31, 2009

1.           ORGANIZATION

Brand Neue Corp. (formerly Qele Resources Inc.) was organized under the laws of the State of Nevada on March 15, 2007 with the authorized capital stock of 500,000,000 shares at $0.001 par value.

Brand Neue Corp. was formed to engage in the pre-exploration of mineral properties for gold and silver.   The Company purchased a 100% interest in the minerals of a mineral claim, known as Levuka Gold Claim, consisting of one-9 unit claim block containing 83.4 hectares located on the Fijian island of Ovalau.  The Company has not established the existence of a commercial minable ore deposit and therefore has not reached the exploration stage and is considered to be in the pre-exploration stage.

On June 24, 2009, Brand Neue Corp. executed an assignment agreement with World Sourcing & Supplier Development, Inc. (“World Sourcing”), an Arkansas corporation, whereby Brand Neue Corp. acquired an interest in and to a licence agreement with respects to manufacture, marketing, distribution and sale of a bottle capping device called “Gas Cap” and the employment of technology and improvements related thereto for a period of fifteen years from June 1, 2009.  As at the date of the report, the Company has not started operations and hence has derived no revenue from this source of operations.

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
March 31, 2009

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

On March 31, 2009 the Company had a net operating loss carry forward of $75,692 for income tax purposes.  The tax benefit of approximately $22,700 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2029.

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

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)
Notes to the Financial Statements
March 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

3.           ACQUISITION OF MINERAL CLAIM

In 2007, the Company acquired a 100% interest in the Levuka Gold Claim consisting of one-9 unit claim block containing 83.4 hectares located 28 south-east coast of the Fijian island of Ovalau, in between Suva and Sigatoka, Fiji. The Company has not established the existence of a commercially minable ore deposit and therefore the property is unproven. Under Fijian law, the claim remains in good standing as long as the Company has an interest in it.   There is no annual maintenance fee or minimum exploration work required on the Claim.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 77% of the common stock issued and have made no interest, demand loans to the Company of $9,506 and have made contributions to capital of $19,500 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On June 18, 2009, the directors of the Company approved a resolution to split the common shares of the Company on the basis of the issuance of 59 new shares for one existing share of common stock presently held.   As a result of this stock split every one outstanding share of common stock was increased to sixty shares of common stock.   As at March 31, 2009, there were 156,330,000 post split common shares issued and outstanding.   The 156,330,000 post split common shares are shown as increased from the date of inception.

As of March 31, 2009, there were 156,330,000 post stock split common shares issued including 120,000,000 post stock split common shares issued for a total of $2,000 and 36,330,000 post stock split common shares issued for a total of $30,275.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Pre-exploration Stage Company)
Notes to the Financial Statements
March 31, 2009

6.           GOING CONCERN

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