Form 10-Q
period 2009-12-31
BRAND NEUE CORP
filed 2010-02-11
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form April 1,2009 to December 31,2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

February 5, 2010: 24,371,905 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Brand Neue Corp. (formerly Qele Resources Inc.) (Development stage company) at December 31, 2009 (with comparative figures as at March 31, 2009) and the statement of operations for the three and nine months ended December 31, 2009 and 2008 and from inception  (March 15, 2007) to December 31, 2009, and the statement of cash flows for the nine months ended December 31, 2009 and 2008 and from inception (March 15, 2007) to December 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Development Stage Company)

BALANCE SHEETS

(Unaudited- Prepared by Management)

	December 31 2009	March 31 2009

ASSETS

Current Assets
Cash	$52	$252

Total Current Assets	$52	$252

LIABILITIES AND STOCKHOLDERS’ DEFICENCY

Current Liabilities
Accounts Payable	$23,903	$14,664
Accounts payable – related parties	52,995	9,505

Total Current Liabilities	$76,898	$24,169

STOCKHOLDERS’DEFICIENCY
500,000,000 Common Shares Authorized with a Par Value of $0.001 per Share 24,371,905 Shares Issued	24,372	24,372
Capital in Excess of Par Value	39,103	27,403
Accumulated deficit during pre-exploration stage	(140,321)	(75,692)
Total Stockholders’ Deficiency	(76,846)	(23,917)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$52	$252

The accompanying notes are an integral part of these unaudited financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Development Stage Company)

Statements of Operations
(Unaudited- Prepared by Management)

For the three and nine months ended December 31, 2009 and 2008 and for the period from March 15, 2007 (date of inception) to December 31, 2009

	Three months ended December 31, 2009	Three months ended December 31, 2008	Nine months ended December 31, 2009	Nine months ended December 31, 2008	From March 15, 2007 (date of inception) to Dec. 31, 2009
REVENUES	$-	$-	$ _ -	$-	$-

EXPENSES

Accounting and audit	6,125	2,760	13,325	8,438	34,293
Bank Charges	18	21	125	95	403
Edgarizing	394	368	1,182	2,258	3,964
Exploration	-	-	-	-	11,172
Filing fees	879	-	879	187	1,816
Incorporation costs	-	-	-	-	750
Legal	-	-	7,495	5,500	22,226
Management fees	11,000	3,000	17,000	9,000	32,000
Office	8,153	429	8,577	822	10,109
Rent	13,621	600	14,821	1,800	17,821
Telephone	300	300	900	900	2,400
Transfer agent fees	-	1,200	325	1,992	3,367

NET LOSS FROM OPERATIONS	$(40,490)	$(8,678)	$(64,629)	$(30,992)	$(140,321)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

AVERAGE OUTSTANDING SHARES

Weighted Average Number of Common Shares	24,371,905	24,371,905	24,371,905	24,371,905

The accompanying notes are an integral part of these unaudited financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited- Prepared by Management)

	For the nine months ended December 31, 2009	For the nine months ended December 31, 2008	From inception (March 15, 2007) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(64,629)	$(30,992)	$(140,321)

Adjustments to reconcile net loss to net cash provided by operating activities:

Capital contributions – expenses	11,700	11,700	31,200
Changes in accounts payable	9,239	2,059	23,903
Net Cash Provided (Used) in Operations	(43,690)	(17,233)	(85,218)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from related party	43,490	846	52,995
Proceeds from issuance of common stock	0	0	32,275
Net Cash provided from Financing Activities	43,490	846	85,270

Net Increase (Decrease) in Cash	(200)	(16,387)	52

Cash at the Beginning of Period	252	16,710	0

Cash at end of Period	$52	$323	$52

The accompanying notes are an integral part of these unaudited financial statements.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Development Stage Company)
Notes to the Financial Statements
December 31, 2009
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

On July 10, 2009, the Company’s Articles of Incorporation were amended to change its name from “Qele Resources, Inc.” to “Brand Neue Corp.”.

Brand Neue Corp. through an innovative option agreement owns the patens, and exclusive licensing, manufacturing, marketing and distribution rights to the Gizmo Closure, in the 15 world markets identified and occupied by the leading retail company Walmart. The Brand Neue licensing agreement for the Gizmo Closure includes exclusive worldwide rights for women’s drinks, children’s drinks, protein drinks, naturally sweetened drinks, organic energy drinks, pet drinks, pet water, fruit drinks, vegetable drinks, spice teas, fruit teas, enhanced waters, alcoholic beverages and coffee beverages, with non-exclusive rights for regular and green teas.

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
(Development Stage Company)
Notes to the Financial Statements
December 31, 2009
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

On December 31, 2009 the Company had a net operating loss carry forward of $140,321 for income tax purposes.  The tax benefit of approximately $42,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

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

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Development Stage Company)
Notes to the Financial Statements
December 31, 2009
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

3.             CAPITAL STOCK

On June 18, 2009, the directors of the Company approved a resolution to split the common shares of the Company on the basis of the issuance of 59 new shares for one existing share of common stock presently held.   As a result of this stock split every one outstanding share of common stock was increased to sixty shares of common stock.   As at December 31, 2009, there were 156,330,000 post split common shares issued and outstanding.   The 156,330,000 post split common shares are shown as increased from the date of inception.

As of June 30, 2009, there were 156,330,000 post stock split common shares issued including 120,000,000 post stock split common shares issued for a total of $2,000 and 36,330,000 post stock split common shares issued for a total of $30,275.

On September 11, 2009, 131,958,095 post split common shares were returned to treasury for cancellation, due to being originally issued in error. As at December 31, 2009, there were 24,371,905 post split common shares outstanding. The 24,371,905 post split common shares are shown as split stock the date of inception.

BRAND NEUE CORP.
(Formerly Qele Resources Inc.)
(Development Stage Company)
Notes to the Financial Statements
December 31, 2009
(Unaudited- Prepared by Management)

4.             SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 3% of the common stock issued and have made no interest, demand loans to the Company of $52,995 and have made contributions to capital of $31,200 in the form of expenses paid for the Company.

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

6.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through January 31, 2010 and has found no material subsequent events to report.

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

The Company is a product innovation company dedicated to globally sourcing, developing, marketing, licensing and distributing innovative new products to global food service, retail, manufacturing, and industrial application clients worldwide.

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

We have earned no revenue since inception.  From March 15, 2007 (inception) through December 31, 2009, we incurred a net loss of $140,321.  Further losses are anticipated in the development of our business.  We have limited financial resources and require additional financing to fund our operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate commercially exploitable reserves of valuable minerals.

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

The Company executives have been refining and perfecting its flagship product, the German-manufactured, pressure-charged “Gizmo” Closure (“Gizmo”) for beverages and liquids. The

Company through an innovative option agreement owns the patents, and exclusive licensing, manufacturing, marketing and distribution rights to the Gizmo Closure.

We currently have no employees other than our two officers/directors, each of whom will only be devoting approximately eight hours per week, to our operations.  We do not intend to hire any employees for the next twelve months and unless and until we have proven mineral reserves.

Adi Muljo and Ashmi Deo, our sole officers and directors, control us since they own, collectively, approximately 3% of our voting stock.

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

Until recently our activities had been confined to the organizational matters described below.

Business Development of Issuer since Inception

We raised initial capital from investors.  The number and price per share subscribed for, after the reflection of the stock split, was as follows,

	Number of Shares after stock split	Amount

Directors and Officers	775,000	$2,000

Other shareholders	23,596,905	30,275

	24,371,905	$32,275

Since our initial sale of the above noted shares we have not raised any other capital.

We have authorized share capital of 500,000,000 common shares with a par value of $0.006 per share of which 24,371,905 post stock split common shares are issued as at December 31, 2009.

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

The Restructuring comes as the Company prepares announce new product and other corporate developments. Meanwhile, the Company executives have been refining and perfecting its flagship product, the German-manufactured, pressure-charged “Gizmo” Closure (“Gizmo”) for beverages and liquids. The Company, through an innovative option agreement, owns the patents, and exclusive licensing, manufacturing, marketing and distribution rights to the Gizmo Closure, in the 15 world markets identified and occupied by the leading retail company Walmart. The Company licensing agreement for the Gizmo Closure inclusive worldwide rights for women’s drinks, children’s drinks, protein drinks, naturally sweetened drinks, organic energy drinks, pet drinks, pet water, fruit drinks, vegetable drinks, spice teas, fruit teas, (vitamin and mineral) enhanced waters (nutraceuticals), alcoholic beverages and coffee beverages, with non-exclusive rights for regular and green teas. On January 22, 2010, Brand Neue Corp. entered into a Sales Agency and Distribution Agreement (the “Agreement”) with Ryanstar Products, LLC (“Ryanstar”). Under the terms of the Agreement, Ryanstar appointed the Company as its exclusive marketing, sales and distribution agent under certain distribution agreements.  The list of such agreements may be amended or supplemented from time to time upon the mutual agreement of both parties.

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

We estimate we will require approximately $494,105 in cash over the next twelve months, including the cost of planned Phase I exploration work for the Levuka Claim during that period.  Our cash on hand will not enable us to continue in business for approximately 12 months.  We will need additional funds either through the sale of additional shares of our common stock or from advances made by our officers or directors.

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

Limited Operating History; Need for Additional Capital

To meet our need for cash we will have to raise money.   Our working capital position as at December 31, 2009 is a negative amount of $76,846.   This means we do not have enough funds

on hand to pay all our creditors other than third party creditors.   We cannot guarantee we will be successful in our business operations and the exploration of Levuka as well as meeting our commitment under the license agreement whereby an estimated amount of $400,000 has to paid on or before December 31, 2010.   We cannot guarantee we will be able to raise enough money in the future to stay in business.   Whatever money we do raise will be used as working capital to meet current and future financial obligations under the license agreement and to, if possible, explore Levuka.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of December 31, 2009, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on March 15, 2007 to December 31, 2009 of $140,321. We did not earn any revenues during the aforementioned period.

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

Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of December 31, 2009 our total assets were $52 and our total liabilities were $76,898, including $52,995 which was owed to related parties.

Including the cost of completing Phase I exploration program on the Levuka Claim, our non-elective expenses over the next twelve months, are expected to be as follows:

Accounting and audit	$12,000	(a)
Bank charges	72
Edgarizing expenses	2,000	(b)
Exploration of the Levuka	20,630	(c)
Filing fees	250	(d)
Licensing agreement future payments – estimated	400,000	(e)
Miscellaneous	1,000	(f)
Office	1,000	(g)
Rent	31,250	(h)
Transfer agent	2,000	(i)
Estimated cash required before payment of accounts payable	470,202
Add: Accounts payable as at December 31, 2009	23,903
Estimated cash required over next twelve months	$494,105

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

(d)           Filing of Annual Report with the State of Nevada.

(e)	Under the licensing agreement dated June 24, 2009, Brand Neue is required to make an estimated payment of $400,000 on or before December 31, 2010.

(f)	Estimated amount of future expenses which management is unaware of at this time.

(g)	Office expenses will comprise photocopying, delivery, fax and general office supplies.

(h)	Rent will be paid $2,604.16 per month.

(i)	Annual fee paid to the transfer agent and estimated cost of preparation of share certificates.

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

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of December 31, 2009, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Six months ended December 31, 2009

We incurred expenses of $64,629 for the nine months ended December 31, 2009:

Expenses	For the six months ended December 31, 2009

Accounting and Audit Fees	$13,325
Bank Charges	125
Edgaring	1,182
Filing	879
Legal	7,495
Management fees (1)	17,000
Office	8,577
Rent (1)	14,821
Telephone (1)	900
Transfer agent fees	325
Total	$64,629

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

Balance Sheet

Total cash as at December 31, 2009 was $52.  Our working capital deficiency as of December 31, 2009 was $76,846.  If amounts owed to related parties are excluded there is still a working capital deficit of $52,995.

Our working capital is attributable to the completion of an initial capital contribution on March 15, 2007, which raised $2,000, and a private placement on December 31, 2007, which raised a further $30,275 and funding from our directors.    No revenue was generated during these periods.

Total shareholders’ deficit as of December 31, 2009 was $76,846.  Total shares outstanding as at December 31, 2009 were 24,371,905.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 156,330,000 post stock split common shares.   Share certificates representing these shares have the appropriate legend affixed on them.

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

Our cash on hand is definitely not sufficient to complete even Phase I of the proposed exploration of our mineral claim.  We will need to obtain additional financing in order to complete our business plan.  As of December 31, 2009, we had cash on hand of $52 against $76,898 in current liabilities.  Our business plan calls for significant expenses in connection with the exploration of our mineral property. Phase I of the proposed exploration program on our claims as recommended by our consulting geologist is estimated to cost $25,764, $5,000 of which had been advanced during the prior period.  We will require additional financing in order to complete Phase II. Under the licensing agreement dated June 24, 2009, Brand Neue Corp. is required to make an estimated payment of $400,000 on or before December 31, 2010.  Furthermore, if our exploration program is successful in discovering commercially exploitable reserves of valuable minerals, we will require additional funds in order to place our mineral claim into commercial production.  While we do not presently have sufficient information about the claims to estimate the amount required to place the mineral claims into commercial production, there is a risk that we may not be able to obtain whatever financing is required.  Obtaining additional financing will depend on a number of factors, including market prices for minerals, investor acceptance of our properties, and investor sentiment.

These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment.

4.	It is impossible to evaluate the investment merits of our company because we have no operating history.

We are a pre-exploration stage company with no operating history upon which an evaluation of our future success or failure can be made.  We were incorporated on March 15, 2007, and have accumulated a net loss of $140,321 against no revenue.  Thus far, our activities have been primarily limited to organizational matters, acquiring our mineral claim, obtaining a geology report and the preparation and filing of a registration statement and completing various Form 10-Ks and 10-Qs.

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

Our directors and officers own, collectively, approximately 3% of our outstanding shares.  Accordingly, these stockholders, as a group, will be able to control, among other things, the outcome of stockholder votes, including the election of directors, adoption of amendments to our Bylaws and Articles of Incorporation and approval of significant corporate transactions such as mergers.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 11, 2009, the directors declared a stock split on 75 new common shares for each one old common share outstanding.   This cancellation to the issued and outstanding share capital to 24,371,905 post stock split common shares.

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

BRAND NEUE CORP.
(Registrant)

Date: February 5, 2010	ADI MULJO
Chief Executive Officer and Director

Date: February 5, 2010	ASHMI DEO
Chief Financial Officer, Chief Accounting Officer, Secretary and Director