Form 10-K
period 2010-03-31
BRAND NEUE CORP
filed 2010-07-14
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from to

Commission File number 333-151708

BRAND NEUE CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0560939
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

105 S.E, Executive Drive, Suite 13, Bentonville, Arkansas, USA	72712
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (479-) 845-0109

Title of each share
None

Former name, former address
QELE RESOURCES INC. Lot 25, Mananikorovatu Road, 8 Miles Makoi, Nausori, Fiji

Securities registered pursuant to Section 12(g) of the Act:
None
( Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   ☐ Yes   ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a small reporting company)	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐   No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2009 was $20,344,800 (computed by reference to the last sale price of a share of the registrant’s common stock on that date as reported by the Over the Counter Bulletin Board).  For purposes of this computation, it has been assumed that the shares beneficially held by directors and officers of registrant were “held by affiliates”; this assumption is not to be deemed to be an admission by such persons that they are affiliates of registrant.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of July 1, 2010, there were outstanding 24,371,905 shares of registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended March 15, 2007)

TABLE OF CONTENTS

PART I

Cautionary Statement Regarding Forward-Looking Statements

Some discussions in this Form 10-K contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties and relate to future events or future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  Forward-looking statements are often identified by words such as “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “plans,” “seek” and similar expressions or words which, by their nature, refer to future events.  In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology.

These forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” below that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In addition, you are directed to factors discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and as well as those discussed elsewhere in this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “SEC”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

History and Organization

Brand Neue Corp., formerly Qele Resources Inc. (the “Company,” “we,” “us,” or “our”), was incorporated on March 15, 2007 in the State of Nevada. On July 10, 2009 the Company changed its name from “Qele Resources, Inc.” to “Brand Neue Corp.” The Company does not have any subsidiaries.  The Company has never been subject to any bankruptcy, receivership or similar proceedings or to any merger or consolidation transactions.

The Company was originally formed to engage in the exploration of mineral properties for gold and silver.   The Company purchased a 100% interest in the minerals of a mineral claim, known as Levuka Gold Claim, consisting of one-9 unit claim block containing 83.4 hectares located on the Fijian island of Ovalau (the “Levuka Claim”).

During and subsequent to the fiscal year ended March 31, 2010, the Company has not made any significant efforts towards the exploration of the Levuka Claim and during the current year the Company abandoned the Levuka Claim. Instead, during such period the Company has focused on diversifying its business and became involved in bringing innovative products and innovations to market. The Company has become dedicated to globally sourcing, developing, marketing, licensing and distributing innovative new products to food service, retail, manufacturing and industrial application clients worldwide. As part of such product innovation business, the Company became focused on environmentally beneficial product lines. The Company has obtained exclusive distribution rights from third parties to a number of innovative products.

The Company’s address is 105 S.E. Executive Drive, Suite 13, Bentonville, Arkansas, 72712 and its business number is (479) 845-0109.  Our registered office is located at 2470 Saint Rose Parkway, Suite 304, Henderson, Nevada, 89074 (Telephone: 702-818-5898).

Products

Lindal Double Piston Can: patented product

The Lindal Double Piston Can (the “Piston Can”) is a “super green” antidote to the conventional ozone-depleting aerosol spray cans that contain butane and other incendiary gasses.  The Piston Can was developed by Lindal Dispenser GmbH of Germany, Argenius Wordwide LLC of the United States and RPC Bramlage DHS BV of the Netherlands. The Piston Can affords propellant-free and uniform spray of most viscous products (range from water to oil), using simple physics and compressed air.  The system is 100% recyclable, and because it does not require butane or other incendiary gasses to propel contents, is non-flammable and transport risk-neutral, and does not contribute to ambient air pollution.

The Company has exclusive agency rights to sell and distribute the Piston Can with actuators in the territories of Puerto Rico, India, Ireland, Brazil, Argentina, China, United Kingdom, Japan, Costa Rica, El Salvador, Chile, Guatemala, Honduras and Nicaragua, to specified major retailers and their subsidiaries and affiliates. The Company has distribution rights for the Piston Can for applications including: beauty products, hair shampoo, hair conditioner, hair mousse, hair sprays, body sprays styling and coloring products, deodorants, cosmetics, nutraceuticals, vitamin and mineral enhanced re-hydrating waters, sun protection products, nasal sprays, wound wash sprays, rash sprays, air fresheners, caulking, lubricants, three-in-one oils, and paint sprays.

Gizmo Closure: patented product

Through an assignment agreement with World Sourcing & Supplier Development, Inc. (“World Sourcing”), the Company acquired all of World Sourcing’s rights and interest in and to a license agreement (the “License Agreement”) dated June 1, 2009, between World Sourcing and Gizmo Packaging Ltd., a company established pursuant to the laws of Scotland (“Gizmo”).  The License Agreement affords the Company, as successor to World Sourcing, an option to acquire the rights with respect to the manufacture, marketing, distribution and sale of a bottle capping device called the “Gas Cap” or the “Gizmo Closure” and the employment of technology and improvements related thereto for a period of fifteen years from June 1, 2009.  The Company has such rights in all fifteen world markets identified and occupied by the leading retail company Wal-Mart Stores, Inc.  The Gizmo Closure is a plastic beverage cap that has built into it a reservoir under pressure which, when twisted by the user, releases a jet of effervescence and flavors (or vitamins, or other additives) into a beverage. By adding flavors, vitamins, herbs, medicines, essences, colors, concentrates or other active ingredients to a variety of base liquids, the Gizmo Closure produces fresh and ready to drink or use liquid products in plastic or glass bottles. We believe the Gizmo Closure is particularly attractive to children as it adds to the fun of a beverage and the “Wow Factor. ”  In addition, we believe the device is also very useful for applications such as vitamin beverages as it prevents decay of vitamins which occurs with beverages that have vitamins exposed to light in the bottle.

The Company’s agreement for the Gizmo Closure includes exclusive worldwide rights for women’s drinks, children’s drinks, protein drinks, naturally sweetened drinks, organic energy drinks, pet drinks, pet water, fruit drinks, vegetable drinks, spice teas, fruit teas, enhanced waters, alcoholic beverages and coffee beverages, with non-exclusive rights for regular and green teas.

Subsequent to our fiscal year ended March 31, 2010, on July 1, 2010, the License Agreement with Gizmo assigned to us by World Sourcing was terminated by Gizmo.

Luma Vue: patented products

On June 1, 2010, the Company became the exclusive distributor of Luma Vue, Inc. LED Products and Systems’ (“Luma Vue”) advanced LED lighting products and lighting systems in North America. The Company has acquired specific rights for the various LED product applications including marker board, LED lamps, LED cooler, markers, easels, LED light boxes and frames, LED tubes, LED flood lights, LED warehouse lights and LED outdoor lights.

StaSAFE All Natural Hand Sanitized & Protector

The Company has exclusive agency rights to sell and distribute the StaSAFE All Natural Hand Sanitizer & Protector (“StaSAFE”) in all retail markets in China, Indonesia, Taiwan, Brazil and Mexico; non-exclusive agency rights in the United States; and exclusive world agency rights (excluding online sales) for specified mega retailers and affiliated and associated companies. The StaSAFE is a hand sanitizer developed and manufactured by Argenius Wordwide LLC of the United States.

KWIKSHOT ‘Click’ Dripless Caulking and Adhesive Gun

The Company is also the exclusive distributor in North America of the KWIKSHOT ‘Click’ dripless caulking and adhesive gun (the “Kwikshot”) to all retail markets. The Kwikshot is a product developed and manufactured by RPC Bramlage of Germany which we believe vastly improves the execution and efficiency of a time-consuming and wasteful residential and commercial construction and renovation task.

Sales, Marketing and Distribution

We distribute our innovative products directly to retailers or through licensees whom we license to distribute the products.

Our Strategy

Part of the Company’s strategy is to obtain rights to intellectual property by entering into exclusive agreements with third parties. In addition, our strategy is to focus on environmentally beneficial product lines and to explore business opportunities through product negotiations in various countries where Wal-Mart Stores, Inc. has a presence. The Company has obtained rights to the distribution and marketing of various products on markets which include North America, Puerto Rico, Ireland, India, Brazil, Argentina, China, the Untied Kingdom, Japan, Costa Rica, El Salvador, Chile, Guatemala, Honduras, Nicaragua.

Competitive Factors

Our product innovation business operates in highly competitive markets. We compete with traditional suppliers who are proposing innovative new solutions.  Many of our competitors are significantly larger, have greater market share and have greater financial and marketing resources than us.  While we largely compete on the basis of product quality, innovation, brand strength and service, price is also an important basis of selection and competition.

Intellectual Property

We rely on various distribution agreements with third parties, which grant us the right to distribute and sell our innovative products.  Generally, the distribution agreements are tenured and renew upon the satisfaction of target sales. No assurance can be given that we will meet target sales and that the distribution agreements will be renewed.

The innovative products are proprietary to the third parties with whom we entered into distribution agreements and generally, are protected by patents. Despite such patent protection, unauthorized parties may attempt to copy aspects of such products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult.  In addition, the laws of some foreign countries in which we sell products do not protect proprietary rights as fully as do the laws of the United States. There can be no assurance that the means of protecting our proprietary rights or the proprietary rights of the third parties with whom we entered into distribution agreements in the United States or abroad will be adequate or that competition will not independently develop similar technology.

Employees

As of December 31, 2009, we had no employees other than our officers and directors, who have not received compensation for their services.  Although we do not have any employment agreements with our directors and officers, we have entered into consulting agreements with John J. Ryan III, the Company’s President, Adi Muljo, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Harrison Management Corporation, an entity owned by R. Bev Harrison, the Company’s Chief Financial Officer, for certain marketing, management and sales services to the Company.

We do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to our officers and directors.

We do not intend to hire additional employees at this time. However if the need arises, we will consider entering into consulting agreements with independent contractors for various services, as necessary.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC and the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains information for electronic filers (including Brand Neue Corp.) at its website at www.sec.gov.

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

Risks Relating to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history.  As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects.  We may not be able to achieve a similar growth rate in future periods.  Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance.  Our success is significantly dependent on meeting business objectives.  Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of $345,310 for the period from March 15, 2007 (inception) to March 31, 2010.  No assurance can be given that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. No assurance can be given that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our March 31, 2010 financial statements expressed an opinion that our Company’s capital resources as of March 31, 2010 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raise additional funds.   These conditions raise substantial doubt about our ability to continue as a going concern.   If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operation which means any persons purchasing shares will loss their entire investment in our Company.

If demand for our products fails to emerge or we fail in the execution of the marketing or distribution of such products we may not be able to carry out our long-term business strategy.

Our long-term business strategy includes the penetration of existing, well-established markets with our innovative brand of products.  Our success depends on our ability to consistently appeal to the changing needs and preferences of our customers and end consumers.  Potential customers may be reluctant to adopt our products because of unfamiliarity, higher costs, and lack of consumer awareness or loyalty to existing products. If demand for our products and technologies in such markets does not develop or continue to grow our profitability would be harmed and our ability to carry out our long-term business strategy would be adversely affected.

We operate in highly competitive consumer categories.

Our business operates in highly competitive markets.  We face competition from both traditional suppliers and from competitors who, like us, are proposing innovative new solutions.  The markets in which we operate continue to change in response to innovations, regulatory changes and other factors.  We cannot predict with certainty the changes that may occur and the effect of those changes on the competitiveness of our business. It is possible that our competitors may improve more rapidly or effectively, adversely affecting our sales, margins and profitability.  Developments by others may render our products noncompetitive, or we may be unable to keep pace with innovative developments or other market factors.

In addition, the barriers to entry for new participants in the markets in which we operate are low.  New participants can gain access to such markets and become a significant source of competition for our products.  Further, many of our potential competitors are significantly larger, have greater market share and have greater financial and marketing resources than us.  While we largely compete for customers on the basis of product quality, innovation, brand strength and service, price is also an important basis of selection and competition.   No assurance can be given that we will be able to offer our products at competitive prices.  If we are forced to lower our prices, our profit margins would suffer.  Further, we believe that we will likely be required to invest significant resources to continue to develop and market our products and to further adapt to the changing competitive environment.  No assurance can be given that we will be able to compete effectively.

If we cannot continue to develop or acquire rights to new products in a timely manner, and at favorable margins, we may not be able to compete effectively.

We believe that our future success will depend, in part, upon our ability to introduce innovative design extensions for our existing products and to develop, or acquire the rights to market and distribute, new products. No assurance can be given that we will be successful in the introduction, distribution and marketing of any new products or product innovations or achieve market acceptance of such products. Our failure to develop or acquire rights to new products or to introduce such products successfully and in a timely manner, and at favorable margins, would harm our ability to successfully grow our business and could have a material adverse effect on our business, results of operations and financial condition.

Our growth will depend on its ability to develop our brands, and these efforts may be costly.

Management believes building our brand will be critical to achieving acceptance of the our products, which will require an increased focus on active marketing efforts. The demand for and cost of advertising have been increasing, and may continue to increase. Accordingly, we believe that we will need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among customers.  Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. If we do attract new customers for our products, no assurance can be given that such customers will purchase our products on a regular basis. If we fail to promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business would be harmed.

Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.

We anticipate that sales of certain of our products may be seasonal and weather conditions may also impact sales.  In any particular quarter, these factors could have a material adverse effect on our business, results of operations and financial condition.

We may in the future become subject to intellectual property litigation, which would be costly to defend and may face intellectual property infringement claims that could result in loss of significant rights and the assessment of treble damages.

From time to time, we and the parties from who we license some of our intellectual property may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights.  Some of these claims may lead to litigation, which would be costly to defend and could invalidate our intellectual property or the intellectual property of the parties from whom we license some of our intellectual property.  Defending and prosecuting intellectual property suits are costly and time-consuming.  No assurance can be given that we will prevail in these actions, or that other actions alleging misappropriation or misuse by us of third party trade secrets, infringement by us of third party patents and trademarks or the validity of any patents that we may obtain in the future, will not be asserted or prosecuted against us.

We may also initiate claims to defend and enforce our intellectual property, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others.  Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s and technical personnel’s attention from the business and have a material negative effect on our business, operating results or financial condition.

If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing methods or processes, stop selling our products or using methods or processes that contain the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all.  Such successful claims of infringement against us would have a material adverse effect on our business, financial condition, results of operations and future growth prospects.  Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business.

If we, or the parties with which we contract, fail to adequately protect the intellectual property rights of the products we market and distribute, competitors may manufacture and market products similar to ours, which could adversely affect our market share and results of operations.

Our success with our proprietary products and the products we license and distribute depends, in part, on our ability and the ability of the parties from whom we license such products to protect current and future technologies and products and to defend intellectual property rights. Failure to adequately protect such intellectual property rights may allow competitors to manufacture and market products similar to ours. No assurance can be given that patents will be issued for any patent applications relating to our products or that any existing or future patents that we receive or license will provide competitive advantages for our products. In addition, no assurance can be given that competitors will not challenge, invalidate or avoid the application of any existing or future patents that we receive or license. Further, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products.

In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Despite the measures taken by us, it may be possible for a third party to copy or otherwise obtain and use our intellectual property and information without authorization. Policing unauthorized use of our intellectual property is difficult, and litigation could become necessary in the future to enforce our intellectual property rights. Any litigation could be time consuming and expensive to prosecute or resolve, result in substantial diversion of management attention and resources, and materially harm our business, financial condition and results of operations.

Our business involves the potential for product recalls, product liability and other claims against us, which could affect our earnings and financial condition.

As a distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission may require us to repurchase or recall one or more of our products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we could not sell.

We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Additionally, we do not currently maintain product recall or product liability insurance. As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.

In addition, we face potential exposure to unusual or significant litigation arising out of alleged defects in our products or otherwise. We spend substantial resources ensuring compliance with governmental and other applicable standards. However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

Our operations are dependent upon third-party suppliers whose failure to perform adequately could disrupt our business operations.

We expect to source a significant portion of our products from third parties, either directly or through the party from whom we have obtained distribution rights. Our ability to select and retain reliable vendors who provide timely deliveries of quality products will impact our success in meeting customer demand for timely delivery of quality products. We do not expect to enter into long-term contracts with our primary vendors and suppliers. Instead, most parts and products are expected to be supplied on a “purchase order” basis. As a result, we may be subject to unexpected changes in pricing or supply of products. In addition, the current credit crisis and turbulent macroeconomic environment may affect the liquidity and financial condition of our suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, we may not be able to find alternative suppliers in a timely manner, if at all. Any inability of our suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to us.

Our operating results can be adversely affected by changes in the cost or availability of raw materials.

Pricing and availability of raw materials for the products we distribute and license can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials.

During periods of rising prices of raw materials, there can be no assurance that we will be able to pass any portion of such increases on to customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations and financial condition.

Additionally, some of our products may require materials which are subject to supply shortages. Supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing our products. This could have a material adverse effect on our business, results of operations and financial condition.

We are subject to several production-related risks which could jeopardize our ability to realize anticipated sales and profits.

In order to realize sales and operating profits at anticipated levels, we must source and deliver in a timely manner products of high quality.  Among others, the following factors can have a negative effect on our ability to do these things:

•	labor difficulties;

•	scheduling and transportation difficulties;

•	management dislocation;

•	substandard product quality, which can result in higher warranty, product liability and product recall costs;

•	delays in development of quality new products;

•	changes in laws and regulations, including changes in tax rates, accounting standards, and environmental, safety and occupational laws;

•	health and safety laws and regulations; and

•	changes in the availability and costs of labor.

Any adverse change in the above-listed factors could have a material adverse effect on our business, results of operations and financial condition.

Because we expect to either source our products from independent third parties or acquire them from our distribution partners, who themselves must source them from independent third parties, our product lead times are expected to be relatively long. Therefore, we may have to commit to production or the purchase of product in advance of firm customer orders. If we fail to forecast customer or consumer demand accurately we may encounter difficulties in filling customer orders or in liquidating excess inventories, or may find that customers are canceling orders or returning products. Additionally, changes in retailer inventory management strategies could make inventory management more difficult. Any of these results could have a material adverse effect on our business, results of operations and financial condition.

Our success is dependent upon our ability to maintain our relationships with retailers and other channel partners, to expand such relationships and develop new relationships.

Our business depends significantly on our relationships with retailers and other channel partners. No assurance can be given that any such retailers or channel partners will continue their relationships with us, and the loss of one or more of these partners could have a material adverse effect on our business, results of operations and financial condition.

Our ability to grow our business will therefore depend to a significant degree upon our ability to develop new relationships with such retailers and channel partners and to expand existing relationships. No assurance can be given that new partners will be found, that any such new relationships will be successful when they are in place, or that business with current partners will increase. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

Changes in the retail industry and markets for consumer products affecting our partners or retailing practices could negatively impact existing partner relationships and our results of operations.

We license and distribute our products to retailers and distributors. A significant deterioration in the financial condition of any major partner could have a material adverse effect on our sales and profitability. Similarly, the replacement, poor performance or financial default of a major partner or one of its major customers or the sale of a distributor to a competitor could adversely affect our businesses. We may also be negatively affected by changes in the policies of any of these partners, such as inventory destocking, limitations on access to and time on shelf space, use of private label brands, price demands, payment terms and other conditions, which could negatively impact our results of operations.

There is a growing trend among retailers in the U.S. and in foreign markets to undergo changes that could decrease the number of stores that carry our products or increase the concentration of ownership within the retail industry, including:

•	consolidating their operations;

•	undergoing restructurings or store closings;

•	undergoing reorganizations; or

•	realigning their affiliations.

These consolidations could result in a shift of bargaining power to the retail industry and in fewer outlets for our products. Further consolidations could result in price and other competition that could reduce our margins and negatively impact our results of operations.

We are subject to risks related to our dependence on the strength of retail economies in various parts of the world and our performance may be affected by general economic conditions and the current global financial crisis.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Asia, Central and South America and Europe, which have recently deteriorated significantly and may remain depressed, or be subject to further deterioration, for the foreseeable future. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact our business, results of operations and financial condition.

Purchases of many consumer products are discretionary and tend to be highly correlated with the cycles of the levels of disposable income of consumers. As a result, any substantial deterioration in general economic conditions could adversely affect consumer spending patterns, our business and our results of operations. In particular, decreased consumer confidence or a reduction in discretionary income as a result of unfavorable macroeconomic conditions may negatively affect our business. If the current macroeconomic environment persists or worsens, consumers may reduce or delay their purchases of our products. Any such reduction in purchases could have a material adverse effect on our business, financial condition and results of operations.

Changes in foreign, cultural, political and financial market conditions could impair our international operations and financial performance.

Some of our operations are conducted or products are sold in countries where economic growth has slowed or where economies have suffered economic, social and/or political instability or hyperinflation or where the ability to repatriate funds has been delayed or impaired in recent years. Current government economic and fiscal policies, including stimulus measures and currency exchange rates and controls, in these economies may not be sustainable. Our international operations, including distribution and sourcing operations, and the international operations of our customers, are subject to inherent risks which could adversely affect us, including, among other things:

•	protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation or recession;

•	devaluations or fluctuations in the value of currencies;

•	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

•	social, political or economic instability;

•	acts of war and terrorism;

•	natural disasters or other crises;

•	reduced protection of intellectual property rights in some countries;

•	increases in duties and taxation; and

•
restrictions on transfer of funds and/or exchange of currencies; expropriation of assets; and other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.

Should any of these risks occur, our ability to sell or export our products or repatriate profits could be impaired and we could experience a loss of sales and profitability from our international operations, which could have a material adverse impact on our business.

Our results could be adversely affected if the cost of compliance with environmental, health and safety laws and regulations becomes too burdensome.

Our operations are subject to federal, state and local environmental, health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes. We believe that we are in material compliance with such laws and regulations and that the cost of maintaining compliance will not have a material adverse effect on our business, results of operations or financial condition. However, due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, no assurance can be given that future material capital expenditures will not be required in order to comply with applicable environmental, health and safety laws and regulations.

We may be subject to environmental and other regulations due to our distribution and marketing of products in certain states and countries. We also face increasing complexity in our product design and procurement operations as we adjust to new requirements relating to the materials composition of our products. No assurance can be given that the costs to comply with these new laws, or with current and future environmental and worker health and safety laws, will not have a material adverse effect on our business, results of operations and financial condition.

If we are unable to obtain additional financing our business operations will be harmed and if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will need to obtain additional financing in order to complete our business plan. Obtaining additional financing will be subject to market conditions, industry trends, investor sentiment and investor acceptance of our business plan and management. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in obtaining financing in the amount necessary to further our operations or unable to obtain financing on favorable terms, implementation of our business plan may fail or be delayed. If we are unsuccessful in obtaining additional financing when we need it, our business may fail before we ever become profitable and our shareholders may lose their entire investment. If we are successful in obtaining additional financing it would likely result in dilution to existing shareholders.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Securities and Exchange Commission and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Furthermore, an attestation report on our internal controls from our independent registered public accounting firm is required as part of our annual report for the fiscal year ending March 31, 2010. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to remain substantial. No assurance can be given that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

Inability of our officers and directors to devote sufficient time to the operation of the business may limit our success.

Presently, our officers and directors allocate only a portion of their time to the operation of our business. If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern. This lack of sufficient time of our management may result in limited growth and success of the business.

The Company may have difficulty managing any future growth.

To implement our business objectives, we may need to grow rapidly in the future and we expect that such growth would lead to increased responsibility for both existing and new management personnel. To help manage future growth effectively we must hire and integrate new personnel and manage expanded operations. The growth in business, headcount and relationships with customers and other third parties is expected to place a significant strain on our management systems and resources. Our failure to manage our future growth successfully would have a material adverse effect on the quality of our products, our ability to retain customers and key personnel and our operating results and financial condition.

Risks Related to Our Common Stock

A limited public trading market exists for our common stock, which makes it more difficult for our shareholders to sell their common stock in the public markets.

Although our common stock is quoted on the OTCBB under the symbol “BRNZ,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that shareholders will ever be able to liquidate their shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our common stock may be subject to the penny stock rules which may make it more difficult to sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price, as defined, less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors such as, institutions with assets in excess of $5,000,000 or an individual with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with his or her spouse. For transactions covered by this rule, the broker-dealers must make a special suitability determination for the purchase and receive the purchaser’s written agreement of the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also affect the ability of our shareholders to sell their shares in the secondary market.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We have historically not paid cash dividends and do not intend to pay cash dividends.

We have historically not paid cash dividends to our shareholders and management does not anticipate paying any cash dividends on our common stock to our shareholders for the foreseeable future. Initially, we intend to retain future earnings, if any, for use in the operation and expansion of our business. Future dividend declarations and payments will be made at the discretion of our board of directors and will depend on, among other things, the capital needed to satisfy current and projected business opportunities, as well as applicable contractual and regulatory requirements. No assurance can be given that the operation of the Company will result in sufficient revenues to enable the Company to operate at profitable levels or to generate positive cash flows. Furthermore, no assurance can be given that our Board of Directors will declare dividends even if the Company is profitable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments at the date of this Form 10-K.

ITEM 2. PROPERTIES

The Company’s office is located at 105 S.E, Executive Drive, Suite 13, Bentonville, Arkansas.

During the current year the Company abandoned the Levuka Claim located in Fiji and has no further rights to the mineral on the claim nor any future liability associated with it.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

PART II

ITEM 5. MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol BRNZ. The following is the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year Ended March 31, 2010	High	Low
First Quarter (June 30, 2009)	$0.50	$0.50
Second Quarter (September 30, 2009)	$0.56	$0.56
Third Quarter (December 31, 2009)	$-	$-
Fourth Quarter (March 31, 2010)	$0.45	$0.45

Fiscal Year Ended March 31, 2009	High	Low
First Quarter (June 30, 2008)	$-	$-
Second Quarter (September 30, 2008)	$-	$-
Third Quarter (December 31, 2008)	$-	$-
Fourth Quarter (March 31, 2009)	$-	$-

The closing price for our common stock on July 1, 2010 was $0.74. As of March 31, 2010, the Company had 59 shareholders.

The Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future. Our Board of Directors intends to follow a policy of retaining earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

There are no warrants or rights outstanding as of the date of this Form 10-K and none have been declared since the date of inception. The Company has not adopted any compensation plan under which its securities are authorized for issuance. No stock options have been granted since the Company’s inception.
There are no outstanding conversion privileges for our Company’s shares.

Subsequent to the fiscal year ending March 31, 2009, on June 4, 2010, the Company closed a private placement financing with certain accredited investors (the “Investors”) whereby the Company sold to the Investors an aggregate of 2,530,000 common shares of the Company (the “Shares”), at a price of $0.50 per share, for aggregate cash proceeds to the Company of $815,000 and debt conversion in the aggregate amount of $450,000. The Company also agreed to pay to the Investors an amount equal to 75% of all gross profits of the Company from the sale of products, after deducting direct expenses, up to an aggregate payment amount of $1,265,000. The Company has the right to repurchase, until June 4, 2011, up to one-half of the Shares sold to the Investors at a price of $1.00 per share. The Shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

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

Operation Statement Data

	For the year ended March 31, 2010	March 15, 2007 (date of incorporation) to March 31, 2010

Revenue	$-	$-
Exploration expenses	-	11,173
General and Administration	206,580	306,100
Amortization	15,878	15,878
Interest Expenses	12,159	12,159
Net loss	269,617	345,310
Weighted average shares outstanding (basic)	24,371,905
Weighted average shares outstanding (diluted)	24,371,905
Net loss per share (basic)	$(0.01)
Net loss per share (diluted)	$(0.01)

Balance Sheet Data

Cash and cash equivalent	$2,759
Total assets	2,759
Total liabilities	591,164
Total Shareholders’ deficiency	(277,934)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We were incorporated in the State of Nevada on March 15, 2007. We are a start-up stage company with no revenues and a limited operating history. Our original business purpose was to engage in the business of acquisition, exploration and development of natural resource properties. We have shifted our business to concentrate on bringing innovative products to market and in the past year we have focused our efforts on entering into distribution agreements for various products and bringing such products to market.

In connection with our innovation products business, we have entered into agreements granting us rights to distribute various products, as follows:

•
On June 24, 2009, the Company executed an assignment agreement with World Sourcing & Supplier Development, Inc., an Arkansas corporation, whereby the Company acquired an interest in and to a license agreement with respects to the manufacture, marketing, distribution and sale of a bottle capping device called “Gas Cap” or the “Gizmo Closure” and the employment of technology and improvements related thereto for a period of fifteen years from June 1, 2009. Subsequent to our fiscal year ended March 31, 2010, on July 1, 2010, the License Agreement with Gizmo assigned to us by World Sourcing was terminated by Gizmo.

•
On January 22, 2010, the Company entered into a Sales Agency and Distribution Agreement (the “Ryanstar Agreement”) with Ryanstar Products, LLC (“Ryanstar”). Under the terms of the Ryanstar Agreement, Ryanstar appointed the Company as its exclusive marketing, sales and distribution agent under certain distribution agreements.  The list of such agreements may be amended or supplemented from time to time upon the mutual agreement of both parties.  The President and significant shareholder of Ryanstar is John J. Ryan III, the President of the Company.

•
Subsequent to the fiscal year ending March 31, 2010, on June 1, 2010, the Company entered into a contract with Luma Vue, Inc. to become the exclusive distributor of Luma advanced LED lighting products and lighting systems in North America.

We have no historical information to allow anyone to base an evaluation on our future performance. We have only been incorporated since March 15, 2007 and have generated no revenue since our inception.  We have incurred net losses of $345,310 for the period from March 15, 2007 (inception) to March 31, 2010.  We do not know if we will be successful in our business operations in the future.  We are a start-up company and are exposed to all the risks of being a start-up company, including the following:

•	possible delays or inability to develop a market for our products;

•	trying to generate revenue or identify sources of cash, managing our assets and administrating ongoing financial commitments to our creditors;

•	adhering to all regulatory requirements both as a future public company and as a company required to meet state and federal filing requirements; and

•	ensuring our shareholders are informed about our development on a regular basis.

Critical Accounting Policies

The following discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended March 31, 2010. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

Liquidity and Capital Resources

We realize that we will have to raise additional funds in the near future to continue our operations.  If, in the future, we are unable to raise such funds we may be unable to pay our creditors.

The following represents the minimum cash requirements over the next year to meet our current and future financial obligations:

Accounting and audit	$86,100
Bank charges	1,500
Edgarzing	10,000
Filing fees	2,000
Legal	48,000
Management fees	12,000
Office	14,682
Rent	91,000
Telephone	2,400
Transfer agent	1,000
Investor Relation	125,000
Consulting fees	360,000
Traveling	314,613
Marketing	440,459
Interest	40,000
Shipping/Freight	220,000
Staff Wages	144,000
Broker sales performance	1,258,453
Estimated cash required before payment of accounts payable	3,171,207
Add: Accounts payable as of March 31, 2010	60,165
Estimated cash required over next twelve months	$3,231,372

The above estimated cash requirements for the next twelve months do not reflect an outlay of funds for management fee, rent and telephone.  Management to date has taken no fees for their services and will continue with this policy until such time as we have sufficient funds on hand to warrant such an expense.

Analysis of Financial Condition and Results of Operations

We reported total current assets of $2,760 at March 31, 2010, consisting of cash of $155 and prepaid expenses of $2,605.  Total current liabilities reported of $556,164 consisted of accounts payable of $60,165, notes payable of $440,628 and amounts due to related parties of $90,371.  The Company had a working capital deficit of $591,164 at March 31, 2010.

During the period from inception (March 15, 2007) to March 31, 2010 we have had accumulated losses of $345,310 which are as follows:

Accounting and Audit	$38,867
Bank Charges	850
Edgarzing	7,056
Exploration	11,173
Filing Fees	7,595
Incorporation Costs	750
Legal	44,540
Management fees	35,000
Office	57,894
Rent	31,442
Telephone	4,178
Transfer Agent	3,517
Investor Relation	3,064
Consulting Fees	70,247
Marketing	1,100
Interest	12,159
Amortization	15,878
Total Losses:	$345,310

Our Company has no plant or significant equipment to sell and we have no intention to purchase any plant or significant equipment in the immediate future. Presently we do not have any funds to buy any significant assets.

Our Limited Operating History and Working Capital Position

To meet our need for cash we will have to raise additional funds through equity or debt offerings.  Our working capital deficiency as of March 31, 2010 is $591,164.  No assurance can be given that we will be successful in our business operations.  Additionally, no assurance can be given that we will be able to raise sufficient funds in the future to stay in business.  Whatever funds we do raise, if any, we intend to use as working capital to meet current and future financial obligations.

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

Known Trends, Events or Uncertainties having an Impact on Income

Since we are in the start-up stage and have not produced any income to-date, no assurance can be given that we will ever produce any income.  Management does not know of any trends, events or uncertainties that are reasonably expected to have a material impact on income in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The Company has international distribution rights with respect to its innovative products. As a global concern, the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have an adverse impact on the Company’s business, operating results and financial position. Historically, the Company’s primary exposures have related to local currency denominated sales and expenses in Europe, North America, South America and Asia. For example, when the U.S. dollar strengthens against the major European currencies, it results in lower revenues and expenses recorded for those regions when translated into U.S. dollars.

Due to the substantial volatility of currency exchange rates, among other factors, the Company cannot predict the effect of exchange rate fluctuations on its future operating results. Although the Company intends to take into account changes in exchange rates over time in its pricing strategy, it may not do so in a timely manner, resulting in substantial pricing exposure as a result of foreign exchange volatility during the period between pricing reviews.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, Madsen & Associates CPA’s Inc., and the notes thereto of this report, which financial statements, reports, and notes are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March 31, 2010 and have concluded that these disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, Adi Muljo, and Chief Financial Officer, R. Bev Harrison. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”).

Internal control is “everything that helps one achieve one’s goals - or better still, to deal with the risks that stop one from achieving one’s goals.” Internal controls are mechanisms that are there to help the Company manage risks to success. Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability). In other words, control activities are the policies and procedures that help ensure the Company’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of the Company’s objectives. Control activities occur throughout the Company, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of March 31, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of March 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●         The Company’s Audit Committee does not function as an Audit Committee should, since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert,” one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

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

Management believes the latter three weaknesses identified above have not had any effect on the financial results of the Company. Management will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise other members as to correct accounting and reporting procedures.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.  We believe that by appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   We further believe that with the addition of other Board Members and staff the limitation on the segregation of duties will be addressed and will no longer be a concern to management.  In addition, we believe that by having a written policy manual outlining the duties of each of the officers and staff of the Company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only our management’s report in this Report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Subsequent to our fiscal year ended March 31, 2010, on June 1, 2010, Ashmi Deo resigned as our Chief Financial Officer.

Subsequent to our fiscal year ended March 31, 2010, on July 1, 2010, the License Agreement with Gizmo assigned to us by World Sourcing was terminated by Gizmo.  Gizmo claims that we failed to make certain payments to Gizmo which we are in the process of evaluating and negotiating.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of May 31, 2010:

Name and Address	Position(s)	Age

Adi Muljo (*)	Chief Executive Officer and Chairman	38

John J. Ryan III	President	40

R. Bev Harisson	Chief Financial Officer	65

Ashmi Deo (*)	Director and Secretary	31

Alex Eliashevsky	Director	35

Kevin LaBranche	Director	42

Deborah Appana	Director	38

(*)	Member of the Audit Committee.

Each of the directors named above will serve until the next Annual Meeting of Shareholders or until their respective successor is duly elected and qualified.  Directors are elected for a one year term at the Annual General Meeting of Shareholders.  Officers hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated.  There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the directors of our Board of Directors.   There are also no arrangements, agreements or understanding between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Historical Backgrounds of our officers and directors

Our Board of Directors believes that its members encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests.  The information below with respect to our directors includes each director’s experience, qualifications, attributes, and skills that led our Board of Directions to the conclusion that he or she should serve as a director.

Adi Muljo.  Adi Muljo was appointed a director, Chairman of the Board of Directors and Chief Executive Officer of the Company on July 20, 2009.  Mr. Muljo resides in the state of Maryland where he operates a trade consultancy. Between 1971 and 1998, Mr. Muljo held various senior positions with the Astra Group, Indonesia’s largest conglomerate. The positions included General Manager of its Xerox Division and Managing Director of Inter Delta, Indonesia’s sole distributor for Kodak products and Canon cameras. From 1981-1998, he was responsible for the Vancouver and Baltimore offices of The Astra Group and was in charge of overseeing their North American expansion. In 1998, Mr. Muljo founded a Maryland-based company promoting two-way trade between North America and several Asian and European countries.  In 2006, Mr. Muljo began developing a new business model based on his relationships with suppliers abroad and voids in the North American market. Mr. Muljo launched several businesses abroad.  Mr. Muljo does business in the United States, Canada, Eastern Europe, Mexico, Indonesia, Asia, Australia, Europe and Africa. He holds a BA in Economics and an MBA in Finance.  Mr. Ryan’s s international business experience and his history of launching several businesses abroad give him unique insights into our challenges, opportunities, and operations.

John J. Ryan III.  John J. Ryan III was appointed as President of the Company and as an advisor to the Company’s Board of Directors on July 20, 2009.  Mr. Ryan has over thirty years of retail experience. Prior to joining the Company, Mr. Ryan has served as a consultant for global sourcing of merchandise.  Until 2004, Mr. Ryan was Executive Vice President of Walmart Merchandising, Marketing & Global Sourcing.   Mr. Ryan and Mr. Bobby Martin, who was then President and CEO of Walmart International, conceived the concept of global sourcing which drastically shortened the company’s supply chain and grew Walmart International retail sales from $1.2 billion in revenue to generating over $47 billion in sales. Prior to his time at Walmart, Mr. Ryan spent over twenty years at Mercantile Stores, ultimately ascending to the position of Executive Vice President responsible for merchandising and marketing.

R. Bev Harrison.  R. Bev Harrison was appointed to the position of Chief Financial Officer of the Company on June 1, 2010.  From 2002 until present, Mr. Harrison has served as President of WestFactor Capital Inc., a factoring company that purchases commercial accounts receivable from small and mid-sized businesses in Western Canada. Prior to joining WestFactor Capital Inc., Mr. Harrison was President of Ashlar Capital Corporation from 1995 through 2002 and prior to joining Ashlar Capital Corporation, Mr. Harrison held senior management positions for a number of organizations, including Davis & Company and Columbia Computing Services Ltd.  Mr. Harrison was also a partner at Arthur Andersen & Co. from 1973 to 1986.  Mr. Harrison graduated from Queen's University in 1962 with a gold medal as top scholastic graduate.

Ashmi Deo. Ashmi Deo was appointed a director and Secretary of the Company on March 16, 2007.  Ms. Deo has been the Company’s Chief Financial Officer, Chief Accounting Officer and Treasurer from March 16, 2007 to June 1, 2010.  Ms. Deo attended Vunimono High School from 1993 and 1996.  During 1997 to 2000 she worked for Aee Pee’s Printing & Stationary Supplies as a graphic art designer and office assistant.  During the first three months of 2000 she worked for Quality Print as a graphic art designer before joining the firm of Niranjans Autoport Limited as a sales and marketing officer.  In 2003 Ms. Deo attended the University of the South Pacific where she undertook legal studies.  Subsequently she became employed with the legal firm in Suva, Sherani & Company as a legal secretary responsible for coordination of all client matters including billings and preparation of all Supreme Court filings.   Ms. Deo is still employed with Sherani & Co. Ms. Deo’s sales and marketing experience is valuable to the Board of Directors.

Alex Eliashevsky.  Alex Eliashevsky was appointed as director of the Company on May 27, 2010.  For over the last five years, Mr. Eliashevsky has served as an independent equity options trader at the Chicago Board of Options Exchange (CBOE).  Prior to trading as a sole proprietor, Mr. Eliashevsky worked as a trader with Cutler Group LP beginning in 1998.  Mr. Eliashevsky graduated from Northwestern University in 2000 with a degree in Industrial Engineering.  Mr. Eliashevsky also holds the position of Manager, Mergers & Acquisitions with the Company.  Mr. Eliashevsky’s understanding of and experience in the financial markets provide valuable financial expertise to the Board of Directors.

Kevin LaBranche.  Kevin LaBranche was appointed as director of the Company on May 27, 2010.  From 1993 until present, Mr. LaBranche has owned and operated a commercial construction company, Kayla Construction Inc., specializing in retail showroom build-out.  Prior to forming his own company, Mr. LaBranche worked in the manufacturer’s agency business and has over 20 years of experience in the field.  Mr. LaBranche also holds the position of Manager, Marketing & Distribution with the Company. Mr. LaBranche’s strong business skills and experience developing a company and customer base are of particular value to the Board of Directors.

Deborah Appana.  Deborah Appana was appointed a director of the Company on March 16, 2007.  Ms. Appana has been the Company’s Chief Executive Officer and President from March 16, 2007 to July 20, 2009.  Ms. Appana attended South Taveuni Primary School in Tavenui, Fiji between 1978 and 1979 before being transferred in 1980 to Deanbandhoo Memorial Primary School in Suva, Fiji.  From 1984 to 1989 she attended the Indian College in Suva where she completed her secondary graduation and received the Fiji School Leaving Certificate.  In 1990 she completed the Fiji Seventh Form Examination. Between 1995 and 1998 she attended the University of South Pacific where she obtained a diploma as a paralegal.  In 1999, she joined the law firm of Sherani & Co. in Suva and initially for a period of one year worked as a receptionist.  In 2001 Deborah became a paralegal clerk responsible for debt collection.   In 2005 she was appointed senior legal secretary and in 2007 senior conveyancer and property appraiser for the law firm. Ms. Appana’s experience as a prior executive officer of the Company provides a unique perspective to our Board of Directors.

No officer or director has been involved in any material legal proceeding.

There are no arrangements, understandings, or family relationships pursuant to which our directors or executive officers were selected.

None of our directors and officers work full time for the Company.  Adi Muljo spends approximately ten hours per month on the affairs of the Company.  R. Bev Harrison spends approximately ten hours per month working for the Company.  We believe that both of our executive officers, Mr. Muljo and Mr. Harrison will have to increase the time they spend on the affairs of the Company as the Company’s business develops.  If the Company’s executive officers are unable to increase the amount of time they dedicate to the Company, the Company will have to hire consultants to assist them. Hiring consultants can be expensive.  If the Company will not have sufficient funds to hire consultants the Company may not be able to grow and develop and its business may be negatively impacted.

We have entered into consulting agreements with John J. Ryan III, the Company’s President, Adi Muljo, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Harrison Management Corporation, an entity owned by R. Bev Harrison, the Company’s Chief Financial Officer, for certain marketing, management and sales services to the Company.

Our Audit Committee

On May 21, 2007 our Board of Directors appointed Adi Muljo and Ashmi Deo to our Audit Committee and on the same date adopted an Audit Committee Charter.  Neither Deborah nor Ashmi can be considered an “audit committee financial expert” as defined in Item 407 of Sarbanes-Oxley Act of 2002.  The Audit Committee Members will have to search and identify an individual who meets these requirements.   This has not occurred.

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

Family Relationships between our Directors and Officers

There is no family relationship between our officers and directors.

Significant Employees

Management does not believe that the Company has reached the stage in its business development whereby we can justify hiring additional employees other than our directors and officers.

Code of Ethics

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on August 7, 2007, a Code of Business Ethics and Control for the Board of Directors (the “Code”). The Code embodies our commitment to such ethical principles and sets forth the responsibilities of the Company and its officers and directors to its shareholders, employees, customers, lenders and other organizations. The Code addresses general business ethical principles and other relevant issues.  A copy of the Code may be obtained free of charge, upon written request to the Company at 105 S.E, Executive Drive, Suite 13, Bentonville, Arkansas.

Section 16(a) Beneficial Ownership Reporting Compliance

In connection with the effectiveness of the Company’s registration statement on Form S-1 on July 11, 2008, the Company’s then Chief Executive Officer, President and a director, Deborah Appana, and the Company’s then Chief Financial Officer, Chief Accounting Officer, Secretary, Treasurer and a director, Ashmi Deo, were required to file a form 3 no later than July 11, 2008. Ms. Appana and Ms. Deo filed their forms 3 on April 7, 2009.

In connection with his filing of the form 3, Adi Muljo omitted to report that he held 700,000 shares of the Company’s common stock which was issued to him on June 26, 2009. Mr. Muljo intends to file an amended form 3 to correct the omission.

In connection with his filing of the form 3, John J. Ryan III omitted to report that he held 700,000 shares of the Company’s common stock which was issued to him on June 26, 2009. Mr. Ryan intends to file an amended form 3 to correct the omission.

In connection with Alex Eliashevsky’s and Kevin LaBranche’s appointments as directors of the Company on May 27, 2010, both Mr. Eliashevsky and Mr. LaBranche were each required to file a Form 3 no later than June 7, 2010. Both, Mr. Eliashevsky and Mr. LaBranche filed the Form 3 on June 8, 2007.

In connection with the cancellation of an aggregate of 129,000,000 shares of the Company’s common on September 14, 2009, by certain directors and certain former shareholders of the Company, such individuals were required to file a form 4 indicating their change in ownership. No form 4s were filed by such individuals to report the cancellation of some of their shares.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by our Company for the fiscal years ending March 31, 2008, March 31, 2009 and March 31, 2010, for each of our officers and directors. This information includes dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Compensation Earnings ($)	All other Compensation ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Deborah Appana	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director, Former	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Executive Officer and President (1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Ashmi Deo	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director, Secretary,	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former Chief Financial Officer, Chief Accounting Officer and Treasurer (2)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Adi Muljo	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director, Chief	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Executive Officer and Chairman of the Board (3)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

John J. Ryan III	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President (4)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

R. Bev Harrison	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Financial	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Officer (5)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Alex Eliashevsky	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director (6)	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Kevin LaBranche	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Ms. Appana has resigned as the Company’s Chief Executive Officer and President on July 20, 2009.
(2)	Ms. Deo resigned as the Company’s Chief Financial Officer and Treasurer on July 1, 2010.
(3)	Adi Muljo was appointed a director, Chairman of the Board of Directors and Chief Executive Officer of the Company on July 20, 2009.
(4)	John J. Ryan III was appointed as President of the Company on July 20, 2009.
(5)	R. Bev Harrison was appointed to the position of Chief Financial Officer of the Company on June 1, 2010.
(6)	Alex Eliashevsky was appointed as director of the Company on May 27, 2010.
(7)	Kevin LaBranche was appointed as director of the Company on May 27, 2010.

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

On September 29, 2009, the Company entered into a Consulting Agreement with John J. Ryan III, the Company’s President (the “Ryan Agreement”). Under the terms of the Ryan Agreement, Mr. Ryan will provide certain marketing and sales services to the Company for a term of one year with automatic one-year renewal terms.  The Company will compensate Mr. Ryan through a grant of stock options and payment of sales commissions as follows: (a) upon the creation and approval of an option plan, the Company will grant Mr. Ryan an option to purchase 1,000,000 shares of common stock of the Company, and (b) payment of sales commissions of between 3% and 10% based on sales transactions initiated and managed by Mr. Ryan that results in revenue to the Company.

In addition, on September 22, 2009, the Company entered into a Consulting Agreement with Adi Muljo, the Company’s Chief Executive Officer and Chairman of the Board of Directors (the “Muljo Agreement”). Under the terms of the Muljo Agreement Mr. Muljo will provide certain marketing and sales services to the Company for a term of one year with automatic one-year renewal terms.  The Company will compensate Mr. Muljo through a grant of stock options and payment of sales commissions as follows: (a) upon the creation and approval of an option plan, the Company will grant Mr. Muljo an option to purchase 1,250,000 shares of common stock of the Company, and (b) payment of sales commissions of between 3% and 10% based on sales transactions initiated and managed by Mr. Muljo that results in revenue to the Company.

In addition, on July 1, 2010 the Company entered into an Independent Contractor Agreement with Harrison Management Company, an entity owned by R. Bev Harrison, the Company Chief Financial Officer (the “Harrison Agreement”).  Under the terms of the Harrison Agreement, Mr. Harrison will provide certain management services to the Company.  The Company will compensate Harrison Management Company at the lesser of $150 per hour or $7,000 per month in the form of 50% cash and 50% stock options with an exercise price per share of fair market value as of the date of the grant.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees. We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None.

Compensation Pursuant to Plans

None.

Pension Table

None.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 1, 2010 (based on 24,371,905 total outstanding shares), the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class

Officers and Directors

Common Stock	Adi Muljo 8 Sunset Knoll Court, Lutherville, MD 21093	700,000	2.9%

Common Stock	John J. Ryan III 3 Lacofte Court Rogers, AR 72758	700,000	2.9%

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership		Percent of Class
Common Stock	Ashmi Deo Wainibokasi, Nausori, Fiji	75,000		0.3%

Common Stock	Alex Eliashevsky (1) 100 Jericho Quadrangle, Suite 339, Jericho, New York 11753-2702	200,000	(1)	0.8%

Common Stock	Deborah Appana Lot 25, Mananikorovatu Rd 8 Miles Makoi Nausori, Fiji	125,000		0.5%

Common Stock	Directors and Officers as a Group (5 persons)	1,800,000		7.4%

5% Shareholders

Common Stock	Devi Kirpal Nasela, Wainibokasi PO Box 3251 Nausori, Fiji	2,400,000		9.8%

Common Stock	Chandra Rao 20 Howell Rd Samabula, Suva, Fiji	1,475,000		6.1%

Common Stock	Praveena Devi 65 Samabola Rd Samabula, Suva, Fiji	1,320,000		5.4%

(1) Mr. Alex Eliashevsky, one of the Company’s directors and the Company’s Manager, Mergers & Acquisitions, is the beneficial owner of 200,000 common shares which are held of record by Alliana Group, LLC.  Mr. Eliashevsky is the managing member of Alliana Group, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On September 29, 2009, the Company entered into a Consulting Agreement with John J. Ryan III, the Company’s President. Under the terms of the Ryan Agreement, Mr. Ryan will provide certain marketing and sales services to the Company for a term of one year with automatic one-year renewal terms.  The Company will compensate Mr. Ryan through a grant of stock options and payment of sales commissions as follows: (a) upon the creation and approval of an option plan, the Company will grant Mr. Ryan an option to purchase 1,000,000 shares of common stock of the Company, and (b) payment of sales commissions of between 3% and 10% based on sales transactions initiated and managed by Mr. Ryan that results in revenue to the Company.

In addition, on September 30, 2009, the Company entered into a Consulting Agreement with Adi Muljo, the Company’s Chief Executive Officer and Chairman (the “Muljo Agreement”). Under the terms of the Muljo Agreement Mr. Muljo will provide certain marketing and sales services to the Company for a term of one year with automatic one-year renewal terms.  The Company will compensate Mr. Muljo through a grant of stock options and payment of sales commissions as follows: (a) upon the creation and approval of an option plan, the Company will grant Mr. Muljo an option to purchase 1,250,000 shares of common stock of the Company, and (b) payment of sales commissions of between 3% and 10% based on sales transactions initiated and managed by Mr. Muljo that results in revenue to the Company.

In addition, on July 1, 2010 the Company entered into an Independent Contractor Agreement with Harrison Management Company, an entity owned by R. Bev Harrison, the Company Chief Financial Officer (the “Harrison Agreement”).  Under the terms of the Harrison Agreement, Mr. Harrison will provide certain management services to the Company.  The Company will compensate Harrison Management Company at the lesser of $150 per hour or $7,000 per month in the form of 50% cash and 50% stock options with an exercise price per share of fair market value as of the date of the grant.

On January 22, 2010, the Company entered into a Sales Agency and Distribution Agreement with Ryanstar Products, LLC. Under the terms of such agreement, Ryanstar Products, LLC appointed the Company as its exclusive marketing, sales and distribution agent under certain distribution agreements.  The list of such agreements may be amended or supplemented from time to time upon the mutual agreement of both parties.  The President and significant shareholder of Ryanstar Products, LLC is John J. Ryan III, the President of the Company.

Subsequent to the fiscal year ending March 31, 2010, Alliana Group, LLC purchased 200,000 shares of the Company’s common stock in a private placement by the Company. Mr. Eliashevsky, one of the Company’s directors, is also the managing member of Alliana Group, LLC, and therefore he is considered a beneficial owner of such shares.

Review, Approval or Ratification of Transactions with Related Persons

Although we adopted the Code, we still rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest.  Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred.  If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any.  Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.  For the above transaction, the board approved and ratified the transaction, finding it in the best interest of the Company.

Director Independence

During fiscal 2009, we had no independent director on our board.  We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues.

Annual Board Meetings

The Board of Directors did not have any meetings in the fiscal year ended March 31, 2010. All actions taken by the Board of Directors were taken by unanimous written consent of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended March 31, 2010 for professional services for the review of the quarterly financial statements as of June 30, 2009 September 30, 2009 and December 31, 2009, annual financial statements as of March 31, 2010 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows: $2,750 for each of the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009 and $2,750 for the audit of March 31, 2010.

The aggregate fees billed by the independent registered accountants for the year ended March 31, 2009 for professional services for the review of the quarterly financial statements as of June 30, 2008, September 30, 2008 and December 31, 2008, annual financial statements as of March 31, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $1,500 for each of the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008 and $3,500 for the audit of March 31, 2009. Subsequent examination of the previous financial statements reported upon by Moore & Associates was done by Madsen & Associates at a cost $2,500.

(2)           Audit-Related Fees

The aggregate fees billed in each of the periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in March 31, 2010 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the fiscal year ended March 31, 2009 and the fiscal year ended March 31, 2010 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

The Audit Committee pre-approves all audit and non-audit services to be performed by the principal accountants in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.  The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the principal accountants in fiscal 2009.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by the Company’s internal accountant.

PART IV

ITEM 15. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

 (a) (1)    Financial Statements. The following financial statements are included in this report:

(a) (2)   Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a) (3)   Exhibits

The following exhibits are included as part of this report by reference:

2	Corporate Charter (incorporated by reference from Brand Neue Corp.’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

3(i)	Articles of Incorporation (incorporated by reference from Brand Neue Corp.’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

3(ii)	By-laws (incorporated by reference from Brand Neue Corp.’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Brand Neue Corp.’s Registration Statement on Form S-1 filed on June 17, 2008 Registration No. 333-151708)

10.2	Assignment Agreement with World Sourcing & Supplier Development, Inc. effective June 24, 2009 (incorporated by reference from Brand Neue Corp.’s 8-K Report filed on July 9, 2009)

10.3
Sales Agency & Distribution Agreement dated January 22, 2010 by and between Brand Neue Corp. and Ryanstar Products, LLC (incorporated by reference from Brand Neue Corp.’s 8-K report filed on January 26, 2010)

10.4	Consulting Agreement dated September 30, 2009 by and between Brand Neue Corp. and Adi Muljo (incorporated by reference from Brand Neue Corp.’s 8-K report filed on October 5, 2009)

10.5	Consulting Agreement dated September 29, 2009 by and between Brand Neue Corp. and John J. Ryan III (incorporated by reference from Brand Neue Corp.’s 8-K report filed on October 5, 2009)

10.6	Independent Contractor Agreement dated July 1, 2010 by and between Brand Neue Corp. and Harrison Management Corporation

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BRAND NEUE CORP.
(Registrant)

By: /s/Adi Muljo
Adi Muljo
Chief Executive Officer and Director
Date: July 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on its behalf of the requirement and in the capillaries on the dates indicated.

By: /s/Adi Muljo
Adi Muljo
Chief Executive Officer and Director
Date: July 14, 2010

By: /s/R. Bev Harrison
R. Bev Harrison
Chief Financial Officer
Date: July 14, 2010

By: /s/Alex Elishevsky
Alex Eliashevsky
Director
Date: July 14, 2010

By: /s/Kevin LaBranche
Kevin LaBranche
Director
Date: July 14, 2010

By: /s/Deborah Appana
Deborah Appana
Director
Date: July 14, 2010

By: /s/Ashmi Deo
Ashmi Deo
Director
Date: July 14, 2010

MADSEN & ASSOCIATES, CPA’S INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268 2632
Fax 801-262 3937

Board of Directors
Brand Neue Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the Companying balance sheets of Brand Neue Corp. (Development stage company) at March 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows  for the years ended March 31, 2010 and 2009 and the period from March 15, 2007 (date of inception) to March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brand Neue Corp. at March 31, 2010 and 2009, and the results of operations and cash flows for the years ended March 31, 2010 and 2009 and the period from March 15, 2007 (date of inception) to March 31, 2010, in conformity with generally accepted in the United States of America.

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

Murray, Utah
June 30, 2010	/s/ “Madsen & Associates, CPA’s Inc.”

BRAND NEUE CORP.
(Development stage Company)

BALANCE SHEETS

	March 31	March 31
	2010	2009

ASSETS

Current Assets
Cash	$155	$252
Prepaid expenses	2,605	-
Total Current Assets	2,760	252

Long Term Assets
License fees (Note 3)	285,000	-
Website (Note 4)	25,470	-
	310,470	-

Total Assets	$313,230	$252

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$60,165	$14,663
Notes payable (Note 5)	440,628	-
Due to related parties	90,371	9,506
Total Current Liabilities	591,164	24,169

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 500,000,000 shares authorized; 24,371,905 shares issued	24,372	24,372
Capital in Excess of Par Value	43,004	27,404
Accumulated deficit during the development stage	(345,310)	(75,693)

Total Stockholders' Deficiency	(277,934)	(23,917)

	$313,230	$252

The accompanying notes are an integral part of these financial statements.

BRAND NEUE CORP.
 (Development stage Company)

STATEMENTS OF OPERATIONS

For the years ended March 31, 2010 and 2009 and for the period from March 15, 2007 (date of inception) to March 31, 2010

			March 15,2007
	Year ended	Year ended	Inception
	March 31,2010	March 31,2009	Through March 31, 2010

REVENUES	$-	$-	$-

EXPENSES
Acquisition and exploration costs	-	-	11,173
Administrative	241,580	41,423	306,100
Amortization	15,878	-	15,878
Net Loss from Operation Expenses	(257,458)	(41,423)	(333,151)

Loan Interest	(12,159)	-	(12,159)

Net Loss	$(269,617)	$(41,423)	$(345,310)

NET LOSS PER COMMON SHARE
Basic	$(0.01)	$(0.00)

AVERAGE OUTSTASNDING SHARES
Basic	24,371,905	24,371,905

The accompanying notes are an integral part of these financial statements.

BRAND NEUE CORP.
 (Development stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT
From March 15, 2007 (date of inception) to March 31, 2010

	Common Stock		Additional Paid-in	Deficit
	Shares	Amount	Capital	Accumulated
	#	$	$	$

Balance - March 15, 2007 (Date of Inception)	-	$-	$-	$-

Stock issued for cash on March 31, 2007	18,392,267	18,392	(16,392)	-

Net loss for the period ended March 31,2007	-	-	-	(750)

Balance - March 31, 2007	18,392,267	18,392	(16,392)	(750)

Shares issued for cash to subscribers	5,979,638	5,980	24,296	-

Contributed expenses		-	3,900	-

Net loss for the year ended March 31,2008	-	-	-	(33,520)

Balance - March 31, 2008	24,371,905	24,372	11,804	(34,270)

Contributed expenses		-	15,600	-

Net loss for the year ended March 31,2009	-	-	-	(41,423)

Balance - March 31, 2009	24,371,905	24,372	27,404	(75,693)

Contributed expenses		-	15,600	-

Net loss for the year end March 31, 2010	-	-	-	(269,617)

Balance - March 31, 2010	24,371,905	$24,372	$43,004	$(345,310)

The accompanying notes are an integral part of these financial statements.

BRAND NEUE CORP.
 (Development stage Company)

STATEMENTS OF CASH FLOWS
For the years ended March 31, 2010 and 2009 and for the period from
March 15, 2007 (date of inception) to March 31, 2010

	March 31,	March 31,	March 15, 2007 (inception) to March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(269,617)	$(41,423)	$(345,310)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Changes in operating assets and liabilities:
Contributed Expenses	15,600	15,600	35,100
Prepaid Expenses	(2,605)	-	(2,605)
Accounts Payable	45,502	6,944	60,165
Amortization	15,878	-	15,878

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(195,242)	(18,879)	(236,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of License Fees	(300,000)	-	(300,000)
Purchase of Website	(26,348)	-	(26,348)

NET ASSETS USED IN OPERATING ACTIVITIES	(326,348)	-	(326,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from Directors	80,865	2,421	90,371
Note payable proceeds	140,628	-	140,628
Purchase of Licensing fee	300,000	-	300,000
Issuance of shares	-	-	32,276

	521,493	2,421	563,275

NET INCREASE (DECREASE) IN CASH	(97)	(16,458)	155

CASH AT BEGINNING OF PERIOD	252	16,710	-

CASH AT END OF PERIOD	$155	$252	$155

The accompanying notes are an integral part of these financial statements.

BRAND NEUE CORP.
 (Development stage Company)
Notes to the Financial Statements
March 31, 2010

1.	ORGANIZATION

Brand Neue Corp. was organized under the laws of the State of Nevada on March 15, 2007 with the authorized capital stock of 500,000,000 shares at $0.001 par value.

During the current year the Company abandoned the Levuka Gold Claim located in Fiji and therefore has no rights to the mineral on the claim nor any future liability associated with it.

On June 24, 2009, Brand Neue Corp. executed an assignment agreement with World Sourcing & Supplier Development, Inc. (“World Sourcing”), an Arkansas corporation, whereby Brand Neue Corp. acquired an interest in and to a licence agreement with respects to manufacture, marketing, distribution and sale of a bottle capping device called “Gas Cap” and the employment of technology and improvements related thereto for a period of fifteen years from June 24, 2009.  The Company is considered to be in the development stage.

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

On March 31, 2010 the Company had a net operating loss carry forward of $345,310 for income tax purposes.  The tax benefit of approximately $103,600 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2030.

Financial and Concentrations Risk

The company has no financial and concentrations risks.

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

BRAND NEUE CORP.
 (Development stage Company)
Notes to the Financial Statements
March 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Amortization of License Fees

The Company amortizes its license fees on a straight-line basis over its useful life of fifteen years.

Amortization of Website

The Company has determined the useful life of its website to be five year and amortizes its original cost on a straight line bases.  Management will, on an annual basis, review the useful life of its website to determine if there is impairment in its value.

Advertising and Market Development

The company expenses advertising and market development costs are research data expenses.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements
The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

BRAND NEUE CORP.
 (Development stage Company)
Notes to the Financial Statements
March 31, 2010

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

3.	LICENSE FEES

On June 24, 2009, the Company executed an assignment agreement (the “Assignment Agreement”) with World Sourcing & Supplier Development, Inc., an Arkansas corporation (“World Sourcing”) whereby the Company acquired all of World Sourcing’s rights and interest in and to a license agreement (the “License Agreement”) dated June 1, 2009, between World Sourcing and Gizmo Packaging Ltd., a company established pursuant to the laws of Scotland (“Gizmo”).

The License Agreement affords the Company, as successor to World Sourcing, a right to acquire the rights with respect to the manufacture, marketing, distribution and sale of a bottle capping device called the “Gas Cap” and the employment of technology and improvements related thereto for a period of fifteen years from June 1, 2009. The Gas Cap is a bottle/container capping system with an attached pressurized injection device which, upon twisting of the cap releasing part, delivers flavors, vitamins and other additives in a pressurized jet into the capped container. Such rights include: (a) an exclusive license to use the Gas Cap with alcoholic beverages throughout the world; and (b) an exclusive license to use the Gas Cap in a specified territory with respect to certain non-alcoholic beverages, including women’s, children’s, protein, naturally sweetened, organic energy, pet, fruit, vegetable drinks, spice and fruit teas, and enhanced water; and (c) a non-exclusive license to use the Gas Cap in a specified territory with respect to regular and green teas.

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

Under the License Agreement, the Company shall pay a royalty to Gizmo in accordance with aggregate sales over the course of the Beverage License as follows:

(a)	on the first 25 million products (non alcoholic beverage only) with Gas Caps (“units”) the sum of three (3) cents US per unit;

(b)	on the subsequent 125 million units two (2) cents US per unit;

(c)	on sales above 150 million units one (1) cent US per unit.

BRAND NEUE CORP.
 (Development stage Company)
Notes to the Financial Statements
March 31, 2010

3.	LICENSE FEE - Continued

Commencing January 1, 2010, the Company will in respect of the Beverage License pay a minimum of $50,000 per month for a period not exceeding 19 months thereafter.

In order to maintain its exclusive Beverage License the Company shall meet the following per annum minimum sales of product:

2011	25,000,000 units
2012	50,000,000 units
2013	75,000,000 units
2014 and thereafter	100,000,000 units

In addition, the Company shall pay a royalty to Gizmo in accordance with aggregate sales over the course of the Alcoholic License as follows:

(a)	on the first 25 million products (alcoholic beverage only) with Gas Caps (“units”) the sum of three (3) cents US per unit;

(d)	on the subsequent 125 million units two (2) cents US per unit;

(c)	on sales above 150 million units one (1) cent US per unit.

Commencing January 1, 2010, the Company will in respect to the Alcoholic License pay a minimum of $50,000 per month for a period not exceeding 19 months thereafter.

In order to maintain its exclusive Alcoholic License the Company shall meet the following per annum minimum sales of product:

2011	22,000,000 units
2012	38,000,000 units
2013	55,000,000 units
2014 and thereafter	80,000,000 units

If the Company has does not achieve these minimum sales volumes then the Company shall have the right to pay to Gizmo the royalty as if such units were sold (for example, it the Company sells 50 million in 2014, for which $500,000 shall be payable as royalty then the Company shall pay Gizmo an additional $500,000 at the fourth quarter for the unsold portion of the minimum as if it had it met its minimum sales target) and thereby maintain its exclusivity.

The License Agreement is in default and management is evaluating its options and will continue to negotiate.

BRAND NEUE CORP.
 (Development stage Company)
Notes to the Financial Statements
March 31, 2010

4.	WEBSITE

In February 2010, the Company has developed its own website and the related cost has been capitalized and will be written off on a straight line basis over five years.   Each year the Company will review the life of the website and if impairment occurs will expense the residual balance outstanding.

5.	NOTES PAYABLE

During the year, the Company obtained loans from various parties totalling $440,628.  These loans relating to actual funds advanced to the Company, consulting fees and office expenses not paid by the Company but reverted to loan status. Certain of these loans bear interest at 10% per annum whereas others have no interest rate attached thereto.   The loans are repayable on a demand basis and are convertible into common shares at the price of $0.25 per share which would result in the issuance of 1,762,512 common shares.  At this time no valuation has been assigned to the conversion rights.

6.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 14.8% of the common stock issued and have made no interest, demand loans to the Company of $90.371 and have made contributions to capital of $35,100 in the form of expenses paid for the Company.

7.	CAPTIAL STOCK

On January 31, 2008, the Company issued to its directors and officers a total of 120,000,000 post split common shares for a total consideration of $2,000.  On February 28, 2008, the Company issued 36,330,000 post split common shares for a total consideration of $30,276.  During the year certain directors and shareholders returned to Treasury 131,958,095 post split shares for cancellation.   This resulted in the balance of shares issued and outstanding being 24,371,905 post split shares.   The post split shares have been shown as such since inception.

8.	CONSULTING AGREEMENTS

On September 29, 2009, the Company entered into a Consulting Agreement with John J. Ryan III, the Company’s President (the “Ryan Agreement”). Under the terms of the Ryan Agreement, Mr. Ryan will provide certain marketing and sales services to the Company for a term of one year with automatic one-year renewal terms.  The Company will compensate Mr. Ryan through a grant of stock options and payment of sales commissions as follows: (a) upon the creation and approval of an option plan, the Company will grant Mr. Ryan an option to purchase 1,000,000 shares of common stock of the Company, and (b) payment of sales commissions of between 3% and 10% based on sales transactions initiated and managed by Mr. Ryan that results in revenue to the Company.
In addition, on September 30, 2009, the Company entered into a Consulting Agreement with Adi Muljo, the Company’s Chief Executive Officer and Chairman (the “Muljo Agreement”). Under the terms of the Muljo Agreement Mr. Muljo will provide certain marketing and sales services to the Company for a term of one year with automatic one-year renewal terms.  The Company will compensate Mr. Muljo through a grant of stock options and payment of sales commissions as follows: (a) upon the creation and approval of an option plan, the Company will grant Mr. Muljo an option to purchase 1,250,000 shares of common stock of the Company, and (b) payment of sales commissions of between 3% and 10% based on sales transactions initiated and managed by Mr. Muljo that results in revenue to the Company.

BRAND NEUE CORP.
 (Development stage Company)
Notes to the Financial Statements
March 31, 2010

9.	GLOBAL SALES AND DISTRIBUTION AGREEMENT

The Company has been appointed the exclusive sales agent and distributor for a patent-protected product innovations developed by Lindal Dispenser GmbH of Germany ("Lindal"), Argenius Wordwide LLC of the United States ("Argenius"), and RPC Bramlage DHS BV of the Netherlands ("RPC Bramlage"). The sales agency and distribution agreement ("Agreement") was signed with Ryanstar Products, LLC, granting the Company multi-national and/or global responsibility for marketing, sales and distribution of three highly-prospective new products.

Under the terms of the Agreement, the Company will act as sole global sales agent and distributor for the LinRoc Double Piston Spray Can with Actuators, developed by manufacturing company Lindal. With this Agreement, Brand Neue joins Lindal's global network of subsidiaries and licensees in over 15 countries in Europe, America and Asia. Also under terms of the Agreement, the Company will act as exclusive multi-national sales agent and distributor for the StaSAFE Alcohol-free, Moisturizing Hand Sanitizer and Protector developed and manufactured by Argenius; and exclusive multi-national sales and distribution agent for the KWIKSHOT 'Click' Dripless Caulking and Adhesive Gun developed and manufactured by RPC Bramlage of Germany.

Under this Agreement, the Company has exclusive agency rights to sell and distribute the Lindal Double Piston Can (the "LinRoc") with actuators in the territories of Puerto Rico, India, Ireland, Brazil, Argentina, China, United Kingdom, Japan, Costa Rica, El Salvador, Chile, Guatemala, Honduras and Nicaragua, to specified major retailers and their subsidiaries and affiliates. Applicable categories include (as above) personal care, food and consumables, insecticides, lubricants and air freshener applications (including but not limited to antiperspirant, deodorant, depilatory mousse, hair gel, hair mousse, hairspray, lotions, shaving foam or gel, shower or bath gel, suntan lotions, air freshener, bathroom and kitchen cleaning products, furniture polish, insecticides, leather and shoe care, olive oil, dressings, cheeses, cooking sprays, dressing, sauces, toppings, whipped cream).  The Company has exclusive agency rights to sell and distribute StaSAFE Hand Sanitizer and Protector in all retail markets in China, Indonesia, Taiwan, Brazil and Mexico; and non-exclusive agency rights in the United States; and exclusive world agency rights (excluding online sales) for specified mega retailers and affiliated and associated companies. Brand Neue Corp. has exclusive agency rights to sell and distribute the KWIKSHOT Click Caulking and Adhesive Gun in the United States, Mexico and Canada to all retail markets. All Agreements are tenured and renew upon the satisfaction of target sales.

10.	GOING CONCERN

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

BRAND NEUE CORP.
 (Development stage Company)
Notes to the Financial Statements
March 31, 2010

11.	SUBSEQUENT EVENTS

EXCLUSIVE DISTRIBUTOR OF LUMA VUE, INC. PRODUCTS

On June 1, 2010, the Company entered into a Contract (the “Contract”) with Luma Vue, Inc. (“Luma”) to become the exclusive distributor of Luma advanced LED lighting products and lighting systems in North America. The initial term of the Contract is for one year (the “Initial Term”) and the term of the Contract will automatically renew for additional one year terms, provided that after the Initial Term, either party has the right to terminate the contract, with just cause, upon ninety days prior written notice to the other. Under the terms of the Contract, the Company will assume responsibility for all standing purchase orders and active and prospective customer accounts. The Contract provides that the Company and Luma will equally split any profits above Luma’s quoted price to the Company for the products. Additionally, pursuant to the terms of the Contract, the Company will provide Luma a $500,000 line of credit on purchase orders to be used for Luma’s inventory needs directly related to purchase orders, which will be secured by a first lien on Luma’s inventory and products financed by such line of credit. According to the Contract, Luma will repay outstanding debt under the line of credit for the cost of goods sold as sales proceeds are received per purchase order for products financed under the line of credit. The Contract also provides that upon entry into the Contract, the Company will purchase $250,000 of Luma’s current inventory selected by the Company, and the terms of payment will be $200,000 as of the signing date of the Contract and $50,000 seven business days from the signing date of the Contract.

PRIVATE PLACEMENT

On June 4, 2010, the Company closed a private placement with certain accredited investors (the “Investors”) pursuant to the terms of an Investment Purchase Agreement (the “Agreement”) whereby the Company sold to the Investors an aggregate of 2,530,000 common shares of the Company (the “Shares”), at a price of $0.50 per share, for aggregate cash proceeds to the Company of $815,000 and debt conversion in the aggregate amount of $400,000 as at the year end and $50,000 increase subsequent to the year end.  The Agreement also provides for payment by the Company to the Investors of an amount equal to 75% of all gross profits of the Company from the sale of products, after deducting direct expenses, up to an aggregate payment amount of $1,265,000.  In addition, the Agreement gives the Company the right to repurchase, during the one year period following the date of the Agreement, up to one-half of the Shares sold under the Agreement at a price of $1.00 per share.  The above noted payments are past due but the contract is not in default.

OTHER

The Company has evaluated subsequent events from the balance sheet date through to the date of this report and has found no other material subsequent events to report.