Form 10-Q
period 2010-06-30
BRAND NEUE CORP
filed 2010-08-10
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form April 1,2010 to June 30, 2010

Commission File number: 000-53318

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

24,371,905 common shares outstanding as of July 23, 2010.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

i

PART 1 – FINANCIAL INFORMATION

ITEM 1.                     FINANCIAL STATEMENTS

The accompanying balance sheets of Brand Neue Corp. (Development stage company) at June 30, 2010 (with comparative figures as at March 31, 2009) and the statement of operations for the three months ended June 30, 2010 and 2009 and from inception  (March 15, 2007) to June 30, 2010, and the statement of cash flows for the three months ended June 30, 2010 and 2009 and from inception (March 15, 2007) to June 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

BRAND NEUE CORP.
 (Development Stage Company)
BALANCE SHEETS

(Unaudited- Prepared by Management)
	June 30	March 31
	2010	2010
ASSETS

Current Assets
Cash	$65,089	$155
Prepaid expenses	2,604	2,605
Loan Receivable (Note 6)	15,000	-
Deposit	250,000	-
Total Current Assets	$332,693	$2,760

Long Term Assets
License fee & Website Net	$304,153	310,470

Total Assets	$636,846	$313,230

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Accounts payable	$105,882	$60,165
Note payable & Interest	445,176	440,628
Current payable - directors	98,378	90,371
Total Current Liabilities	649,436	591,164

STOCKHOLDERS' DEFICIENCY
Common Stock, $0.001 par value, 500,000,000 shares authorized;
24,371,905 shares	24,372	24,372
Capital in Excess of Par Value	46,903	43,004
Subscriptions Received (Note 8)	392,524	-
Accumulated deficit during the pre-exploration stage	(476,389)	(345,310)
Total Stockholders' Deficiency	(12,590)	(277,934)

	$636,846	$313,230

The accompanying notes are an integral part of these unaudited financial statements.

BRAND NEUE CORP.
 (Development Stage Company)

Statements of Operations
(Unaudited- Prepared by Management)

For the three months ended June 30, 2010 and 2009 and for the period from March 15, 2007 (date of inception) to June 30, 2010

			March 15,2007
	Three Months	Three Months	(Inception)
	June 30,	June 30,	through
	2010	2009	June 30,2010

REVENUES	$-	$-	$-

EXPENSES
Acquisition and exploration costs	-	-	11,173
Administrative	114,190	15,697	420,290
Amortization	6,317	-	22,195
Net Loss from Operations	(120,507)	(15,697)	(453,658)

Loan Interest	(10,572)	-	(22,731)

Net Loss	$(131,079)	$(15,697)	$(476,389)

NET LOSS PER COMMON SHARE
Basic	$-	$-

AVERAGE OUTSTASNDING SHARES
Basic	24,371,905	24,371,905

The accompanying notes are an integral part of these unaudited financial statements.

BRAND NEUE CORP.
 (Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited- Prepared by Management)

			Mar 15, 2007
	June 30,	June 30,	(inception) to
	2010	2009	Jun 30,2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(131,079)	$(15,697)	$(476,389)

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Contributed Expenses	3,900	3,900	39,000
Deposit	(250,000)	-	(250,000)
Note Receivable	(15,000)	-	(15,000)
Accounts Payable	45,717	8,133	105,882
Amortization - License & website	6,317	-	22,195
Prepaid Expenses	-	-	(2,605)
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(340,145)	(3,664)	(576,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Long Term Assets - License Fees	-	-	(300,000)
- Website	-	-	(26,348)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(326,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan directors	8,007	3,500	98,378
Note payable	4,548		445,176
Subscriptions Received	392,524		392,524
Shares issuance costs	-	-	32,276
NET CASH FLOWS FROM FINANCING ACTIVITIES	405,079	3,500	968,354

NET INCREASE (DECREASE) IN CASH	64,934	(164)	65,089

CASH AT BEGINNING OF PERIOD	155	252	-

CASH AT END OF PERIOD	$65,089	$88	$65,089

The accompanying notes are an integral part of these unaudited financial statements.

BRAND NEUE CORP.
 (Development stage Company)
Notes to the Financial Statements
June 30, 2010

1.           ORGANIZATION

Brand Neue Corp. was organized under the laws of the State of Nevada on March 15, 2007 with the authorized capital stock of 500,000,000 shares at $0.001 par value.

During 2009 the Company abandoned the Levuka Gold Claim located in Fiji and therefore has no rights to the mineral on the claim nor any future liability associated with it.

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

On June 30, 2010 the Company had a net operating loss carry forward of $476,389 for income tax purposes.  The tax benefit of approximately $143,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  Losses will expire during 2031.

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
June 30, 2010

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
June 30, 2010

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized.  The functional currency is considered to be US dollars.

3.           NOTES PAYABLE

During the period, the Company obtained loans from various parties totalling $445,176.  These loans relating to actual funds advanced to the Company, consulting fees and office expenses not paid by the Company but reverted to loan status. Certain of these loans bear interest at 10% per annum whereas others have no interest rate attached thereto.   The loans are repayable on a demand basis and are convertible into common shares at the price of $0.25 per share which would result in the issuance of 1,780,704 common shares.  At this time no valuation has been assigned to the conversion rights.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their families have acquired 14.8% of the common stock issued and have made no interest, demand loans to the Company of $98.378 and have made contributions to capital of $39,000 in the form of expenses paid for the Company.

5.           CAPTIAL STOCK

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

6.	LOAN RECIEVABLE

On May 18, 2010, the Company issued a loan receivable to Riptide Trading Inc. (non related party) for $15,000 no interest demand.

7.           EXCLUSIVE DISTRIBUTOR OF LUMA VUE, INC. PRODUCTS

On June 1, 2010, the Company entered into a Contract (the “Contract”) with Luma Vue, Inc. (“Luma”) to become the exclusive distributor of Luma advanced LED lighting products and lighting systems in North America. The Contract provides that the Company and Luma will equally split any profits above Luma’s quoted price to the Company for the products. Additionally, pursuant to the terms of the Contract, the Company will provide Luma a $500,000 line of credit on purchase orders to be used for Luma’s inventory needs directly related to purchase orders, which will be secured by a first lien on Luma’s inventory and products financed by such line of credit. The Contract also provides that upon entry into the Contract, the Company deposited $250,000 to Luma’s for inventory to be selected by the Company, and the terms of payment were $200,000 as of the signing date of the Contract and $50,000 seven business days from the signing date of the Contract.

BRAND NEUE CORP.
 (Development stage Company)
Notes to the Financial Statements
June 30, 2010

8.           STOCK SUBSCRIPTIONS RECEIVED

On June 4, 2010, the Company closed a private placement of shares with certain accredited investors (the “Investors”) pursuant to the terms of an Investment Purchase Agreement (the “Agreement”) whereby the Company sold to the Investors 2,530,000 common shares of the Company (the “Shares”).  The aggregate cash proceeded shares to be received the Company of $392,524 as at this quarter. 785,048 common shares of the Company will be issued at a price of $0.50 per share until the investors provide complete information. .

9.           GOING CONCERN

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

10.          SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 5, 2010 and has found no material subsequent events to report.

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

DESCRIPTION OF BUSINESS AND PROPERTY
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

Employees

As of June 30, 2010, we had no employees other than our officers and directors, who have not received compensation for their services.  Although we do not have any employment agreements with our directors and officers, we have entered into consulting agreements with John J. Ryan III, the Company’s President and Adi Muljo, the Company’s Chief Executive Officer and Chairman of the Board of Directors and Harrison Management Corporation, an entity owned by R. Bev Harrison, the Company’s Chief Financial Officer for certain marketing management and sales services to the Company.

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

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of June 30, 2010, we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Overview

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred net losses from operations for the period from inception on March 15, 2007 to June 30, 2010 of $476,389. We did not earn any revenues during the aforementioned period.

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

Liquidity and Capital Resources

Since inception we have raised the capital through private placements of common stock as follows:

As of June 30, 2010 our total assets were $636,846 and our total liabilities were $649,436, including $98,378 which was owed to related parties.

Our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations. As of June 30, 2010, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt, equity financings or advances from our officers and directors. These sources of financing may not be available or may not be available on reasonable terms.

Three months ended June 30, 2010

We incurred expenses of $131,079 for the three months ended June 30, 2010:

Expenses	For the three months ended June 30, 2010

Accounting & Audit	$6,605
Bank Charges	133
Edgarzing	4,835
Filing fees	2,736
Legal	38,748
Management fees	17,509
Office	5,457
Rent	37,426
Telephone	740
Amortization	6,317
Total	120,506
Interest	10,573
Net Loss Total	$131,079

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

Balance Sheet

Total cash as at June 30, 2010 was $65,089.  Our working capital deficiency as of June 30, 2010 was $12,590.  If amounts owed to related parties are excluded there is still a working capital deficit of $98,378.

Our working capital is attributable to the completion of an initial capital contribution on March 15, 2007, which raised $2,000, and a private placement on December 31, 2007, which raised a further $30,275 and funding from our directors.    No revenue was generated during these periods.

Total shareholders’ deficit as of December 31, 2009 was $76,846.  Total shares outstanding as at June 30, 2010 were 24,371,905.

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

We incurred net losses of $476,389 for the period from March 15, 2007 (inception) to June 30, 2010.  No assurance can be given that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. No assurance can be given that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our auditors’ report on our June 30, 2010 financial statements expressed an opinion that our Company’s capital resources as of June 30, 2010 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raise additional funds.   These conditions raise substantial doubt about our ability to continue as a going concern.   If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operation which means any persons purchasing shares will loss their entire investment in our Company.

If demand for our products fails to emerge or we fail in the execution of the marketing or distribution of such products we may not be able to carry out our long-term business strategy.

Our long-term business strategy includes the penetration of existing, well-established markets with our innovative brand of products.  Our success depends on our ability to consistently appeal to the changing needs and preferences of our customers and end consumers.  Potential customers may be reluctant to adopt our products because of unfamiliarity, higher costs, and lack of consumer awareness or loyalty toexisting products. If demand for our products and technologies in such markets does not develop or continue to grow our profitability would be harmed and our ability to carry out our long-term business strategy would be adversely affected.

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

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 11, 2009, the directors declared a stock split on 88 new common shares for each one old common share outstanding.   This cancellation to the issued and outstanding share capital to 24,371,905 post stock split common shares.

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
Date: August 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on its behalf of the requirement and in the capillaries on the dates indicated.

By: /s/Adi Muljo
Adi Muljo
Chief Executive Officer and Director
Date: August 10, 2010

By: /s/R. Bev Harrison
R. Bev Harrison
Chief Financial Officer
Date: August 10, 2010

By: /s/Alex Elishevsky
Alex Eliashevsky
Director
Date: August 10, 2010

By: /s/Kevin LaBranche
Kevin LaBranche
Director
Date: August 10, 2010

By: /s/Deborah Appana
Deborah Appana
Director
Date: August 10, 2010

By: /s/Ashmi Deo
Ashmi Deo
Director
Date: August 10, 2010