Form 10-Q/A
period 2010-06-30
BRAND NEUE CORP
filed 2010-08-16
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☒
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

July 23, 2010: 24,371,905 common shares

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends and restates in its entirety the Quarterly Report on Form 10-Q of Brand Neue Corp. (“Brand Neue”, “we” or “us”) originally filed with the SEC on August 10, 2010 (the “Original Report”).  On August 11, 2010, our Chief Financial Officer concluded that the Original Report was inadvertently filed with the SEC prior to us completing our normal review process, including final proofing and comments from management, legal counsel and accountants and receipt of required signatures and approvals.  Upon review of the Original Report, our management determined that substantial changes were required to the financial statements as well as other items of the Original Report.  The Original Report cannot be relied upon.  For more information, please see our Current Report on Form 8-K filed August 13, 2010.

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Brand Neue Corp. (Development stage company) at June 30, 2010 (with comparative figures as at March 31, 2010) and the consolidated statements of operations for the three ended June 30, 2010 and 2009 and from inception  (March 15, 2007) to June 30, 2010, and the consolidated statements of cash flows for the three months ended June 30, 2010 and 2009 and from inception (March 15, 2007) to June 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

BRAND NEUE CORP.
(Development stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited - Prepared by Management)

	2010
	June 30	March 31
ASSETS
Current Assets
Cash	$1,525	$155
Advances and accounts receivable (Notes 3 and 6)	552,547
Prepaid expenses	0	2,605
	554,072	2,760
Long Term Assets
License fees (Note 4)	280,250	285,000
Website	24,220	25,470
	304,470	310,470
	$858,542	$313,230

LIABILITIES
Current Liabilities
Accounts payable	$42,066	$150,536
Advances payable (Note 5)	458,215	440,628
	500,281	591,164
Shareholders' Equity (Deficit)
Common shares: $0.001 par value, 500,000,00 shares authorized
25,976,571 issued at June 30 and 24,371,905 issued at March 31 (Note 6)	25,976	24,372
Capital in Excess of Par Value	777,912	43,004
Retained earnings (deficit)	(445,627)	(345,310)
	358,261	(277,934)
	$858,542	$313,230

The accompanying notes are an integral part of these unaudited consolidated financial statements

BRAND NEUE CORP.
(Development stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
AND RETAINED EARNINGS (DEFICIT)
FOR THE THREE MONTH ENDED AND FROM INCEPTION TO JUNE 30
(Unaudited - Prepared by Management)

	2010	2009	Inception
REVENUES	$-	$-	$-

EXPENSES
General and administrative	51,637	15,697	373,615
Sales and marketing	38,108	-	38,108
Acquisitions and exploration	-	-	11,173
Interest	10,572	-	22,731

Net Loss	(100,317)	(15,697)	(445,627)

Opening Retained Earnings (Deficit)	(345,310)	(329,613)	-

Closing Retained Earnings (Deficit)	$(445,627)	$(345,310)	$(445,627)

NET LOSS PER COMMON SHARE	$(0.02)	$(0.01)

AVERAGE SHARES OUTSTANDING (Basic)	24,934,904	24,371,905

The accompanying notes are an integral part of these unaudited consolidated financial statements

BRAND NEUE CORP.
(Development stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH ENDED AND FROM INCEPTION TO JUNE 30
(Unaudited - Prepared by Management)

	2010	2009	Inception
OPERATING ACTIVITIES
Net income (loss)	$(100,317)	$(15,697)	(411,007)
Add back non-cash amortization	6,000	-	21,878
	(94,317)	(15,697)	(389,129)
Decrease in
Prepaid expense	2,605	-	-
Accounts payable	(108,470)	15,533	42,066
Increase in advances payable	17,587	-	458,215
	(182,595)	(164)	111,152
INVESTING ACTIVITIES
Advances receivable (Note 3)	265,000	-	265,000
License fees	-	-	300,000
Website	-	-	26,348
	265,000	0	591,348
FINANCING ACTIVITIES
Net proceeds from sale of shares	736,512	-	769,268
Less amounts in trust account (Note 3)	(287,547)	-	(287,547)
	448,965	-	481,721

NET INCREASE (DECREASE) IN CASH	1,370	(164)	1,525

CASH, BEGINNING OF PERIOD	155	252

CASH, END OF PERIOD	$1,525	$88	$1,525

The accompanying notes are an integral part of these unaudited consolidated financial statements

BRAND NEUE CORP.
 (Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

1.           ORGANIZATION

Brand Neue Corp. was organized under the laws of the State of Nevada on March 15, 2007 with authorized capital stock of 500,000,000 shares at $0.001 par value.

In December, 2009 the company incorporated a wholly own Canadian subsidiary.  Its financial statements are included in these consolidated financial statements.  All intercompany balances and transactions have been eliminated.

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

On June 30, 2010 the Company had a net operating loss carry forward of $411,007 for income tax purposes.  $34,270 of the carry forward will expire in 2028, $41,423 in 2029 and the balance in 2030.  The Company is unable to establish a predictable projection of operating profits for future years.  Accordingly, no future tax benefit has been recorded because the value of the benefit is undeterminable.

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

Statement of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

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

 Foreign Currency Translations

The financial statements of the Canadian subsidiary have been translated to US dollars at the June 30, 2010 exchange rate for balance sheet accounts and at the average exchange rate for the period covered by income and expense items.

3,           ADVANCES AND ACCOUNTS RECEIVABLE

Advances and accounts receivable consist of:
$250,000 advanced to Luma Vue (see Note 7 below)
$15,000 advanced to Riptide Trading Inc
$287,547 proceeds of share sale, held in our lawyer’s trust account pending completion of documentation.  The Company received these funds in July, 2010

4.           LICENSE FEES

Gizmo Packaging Ltd. contends that the Company is in default under the license agreement with that company.  We do not agree and are in discussions with Gizmo Packaging to resolve the matter.  In the meantime, we continue to amortize the license fee cost in accordance with our usual practice.

5.           ADVANCES PAYABLE

The advances payable relate to actual funds advanced to the Company, and expenses paid by third parties for the Company. Certain advances bear interest at 10% per annum whereas others have no interest rate attached thereto.   The advances are repayable on a demand basis.  Some of the advances are convertible into common shares at the price of $0.25 per share.  At this time no valuation has been assigned to the conversion rights.

6.           CAPITAL STOCK

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

During the three months ended June 30, 2010 the Company issued

•
700,000 common shares for $350,000 cash, under an agreement which provides for payment by the Company to those shareholders of an amount equal to 75% of all gross profits of the Company from the sale of products, after deducting direct expenses, up to an aggregate payment amount of $350,000.  In addition, for the year following the date of issue of the shares, the Company has the right to repurchase up to one-half of those shares sold a price of $1.00 per share.

•	524,000 common shares for $262,000 cash with an option to those shareholders to purchase a further 524,000 shares at $1.00 each

•	380,666 common shares for $$131,400 cash.

7.           EXCLUSIVE DISTRIBUTOR OF LUMA VUE, INC. PRODUCTS

On June 1, 2010, the Company entered into a Contract (the “Contract”) with Luma Vue, Inc. (“Luma”) to become the exclusive distributor of Luma advanced LED lighting products and lighting systems in North America. The Contract provides that the Company and Luma will equally split any profits above Luma’s quoted price to the Company for the products. Additionally, pursuant to the terms of the Contract, the Company will provide Luma a $500,000 line of credit on purchase orders to be used for Luma’s inventory needs directly related to purchase orders, which will be secured by a first lien on Luma’s inventory and products financed by such line of credit. The Contract also provides that upon entry into the Contract, the Company purchased $250,000 of Luma’s current inventory selected by the Company, and the terms of payment were $200,000 as of the signing date of the Contract and $50,000 seven business days from the signing date of the Contract.  Since the Company does not control the inventory, the investment has been shown as an advance receivable.

8.           GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital.  The management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

The consolidated financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Critical Accounting Policies

The following discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended June 30, 2010. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.  Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future, will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

Analysis of Financial Condition and Results of Operations

We reported total current assets of $554,072 and current liabilities of $500,281 at June 30, 2010, for net working capital of $53,791.

During the period from inception (March 15, 2007) to June 30, 2010 we have had accumulated losses of $411,007

On June 1, 2010, the Company entered into a contract with Luma Vue, Inc. to become the exclusive distributor of Luma advanced LED lighting products and lighting systems in North America.  As part of those arrangements we advanced $250,000 to Luma Vue.  In July we advanced a further $150,000

Liquidity and Capital Resources

We realize that we will have to raise additional funds in the near future to continue our operations.  If, in the future, we are unable to raise such funds we may be unable to pay our creditors.  Our cash requirements for our current level of operations are $500,000 per annum.  In addition, each new product or contract will require capital but the specific amount can only be determined after the contractually arrangements have been concluded.  As shown in the consolidated statement of cash flows the company sold shares to raise the cash it needed for three months ended June 30, 2010.  A comparison to the quarter ended June 30, 2009 is not relevant because of the change in the company’s business since then, as reported earlier.

We have no historical information to allow anyone to base an evaluation on our future performance. We have only been incorporated since March 15, 2007 and have generated no revenue since our inception.  We have incurred net losses of $411,007 for the period from March 15, 2007 (inception) to June 30, 2010.  We do not know if we will be successful in our business operations in the future.  We are a start-up company and are exposed to all the risks of being a start-up company, including the following:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

 Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of June 30, 2010 and have concluded that these disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2010, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, as of June 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.  Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A. RISK FACTORS

There have been no changes in the risk factors summarized in our most recent Form 10 K

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

2	Corporate Charter (incorporated by reference from Brand Neue Corp.’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

3(i)	Articles of Incorporation (incorporated by reference from Brand Neue Corp.’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

3(ii)	By-laws (incorporated by reference from Brand Neue Corp.’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

10.1	Independent Contractor Agreement dated July 1, 2010 by and between Brand Neue Corp. and Harrison Management Corporation

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 16, 2010	/s/ Adi Muljo
Adi Muljo
Principal Executive Officer

August 16, 2010	/s/ R. Bev Harrison
R. Bev Harrison
Principal Financial Officer and Principal Accounting Officer