Form 10-Q
period 2010-09-30
BRAND NEUE CORP
filed 2010-11-22
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _________________

Commission File Number 000-53318

BRAND NEUE CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0560939
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3470 E. Russell Rd. Suite 275, Las Vegas NV	89120
(Address of principal executive offices)	(Zip Code)

702-589-5849
(Registrant’s telephone number, including area code)

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
[X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
27,300,571 common shares issued and outstanding as of November 15, 2010

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying consolidated balance sheets of Brand Neue Corp., a development stage company, as at September 30, 2010 (with comparative figures as at March 31, 2010) and the consolidated statements of operations for the three and six months ended September 30, 2010 and 2009 and from inception (March 15, 2007) to September 30, 2010, and the consolidated statements of cash flows for the six months ended September 30, 2010 and 2009 and from inception (March 15, 2007) to September 30, 2010 have been prepared by the company’s management in conformity with accounting principles generally accepted in the United States of America and are stated in United States Dollars (US$). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

BRAND NEUE CORP.
(Development stage Company)

CONSOLIDATED BALANCE SHEET
(Unaudited - Prepared by Management)

	2010
	September	March
	30	31
ASSETS
Current Assets
Cash	$8,999	$155
Advances and accounts receivable (Notes 3 and 7)	368,664
Inventory, at the lower of cost and market (Note 7)	107,292
Prepaid expenses	10,473	2,605
	495,428	2,760
Long Term Assets
Licence fees (Note 4)	275,500	285,000
Website	22,970	25,470
	298,470	310,470
	$793,898	$313,230

LIABILITIES
Current Liabilities
Accounts payable	$133,726	$150,536
Advances payable (Note 5)	128,512	440,628
	262,238	591,164
Shareholders' Equity (Deficit)
Common shares: $0.001 par value, 500,000,00 shares authorized 27,300,571 issued at September 30 and 24,371,905 issued at March 31 (Notes 6, 8 and 9)	27,301	24,372
Capital in Excess of Par Value	1,238,807	43,004
Retained earnings (deficit)	(734,448)	(345,310)
	531,660	(277,934)
	$793,898	$313,230

The accompanying notes are an integral part of these unaudited consolidated financial statements

BRAND NEUE CORP.
(Development stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
AND RETAINED EARNINGS (DEFICIT)
(Unaudited - Prepared by Management)

	Period Ended September 30
	Three Months		Six Months		Inception
	2010	2009	2010	2009	2010
REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	223,621	8,442	275,258	24,139	597,236
Sales and marketing	65,200	-	103,308	-	103,308
Acquisitions and exploration	-	-	-	-	11,173
Interest	-	-	10,572	-	22,731

Net Loss	(288,821)	(8,442)	(389,138)	(24,139)	(734,448)

Opening Retained Earnings (Deficit)	(445,627)	(345,310)	(345,310)	(329,613)	-

Closing Retained Earnings (Deficit)	($734,448)	($353,752)	($734,448)	($353,752)	($734,448)

NET LOSS PER COMMON SHARE	$0.01	$0.00	$0.02	$0.00

AVERAGE SHARES OUTSTANDING	25,592,738	24,371,905	25,592,738	24,371,905

The accompanying notes are an integral part of these unaudited consolidated financial statements

BRAND NEUE CORP.
(Development stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH ENDED AND FROM INCEPTION TO SEPTEMBER 30
(Unaudited - Prepared by Management)

	2010	2009	Inception
OPERATING ACTIVITIES
Net income (loss)	($389,138)	($24,139)	(734,448)
Add back non-cash amortization	12,000	-	27,878
	(377,138)	(24,139)	(706,570)
(Increase) decrease in current assets
Prepaid expense	(7,868)	-	(10,473)
Accounts payable	(16,810)	3,216	133,726
Inventory	(107,292)		(107,292)
	(509,108)	(20,923)	(690,609)
INVESTING ACTIVITIES
Advances receivable (Note 3)	368,664	-	368,664
License fees	-	-	300,000
Website	-	-	26,348
	368,664	0	695,012
FINANCING ACTIVITIES
Net proceeds from sale of shares	1,198,732	-	1,238,807
Capital contributions - expenses		7,800	27,300
Loan proceeds	(312,116)	12,941	128,512
	886,616	20,741	1,394,619

NET INCREASE (DECREASE) IN CASH	8,844	(182)	8,998

CASH, BEGINNING OF PERIOD	155	252

CASH, END OF PERIOD	$8,999	$70	$8,998

The accompanying notes are an integral part of these unaudited consolidated financial statements

BRAND NEUE CORP.
(Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

On September 30, 2010 the company had a net operating loss carry forward of $599,511 for income tax purposes. $34,270 of the carry forward will expire in 2028, $41,423 in 2029 and the balance in 2030. The company is unable to establish a predictable projection of operating profits for future years. Accordingly, no future tax benefit has been recorded because the value of the benefit is undeterminable.

Financial and Concentrations Risk

The company has no financial and concentrations risks.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

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

Foreign Currency Translations

The financial statements of the Canadian subsidiary have been translated to US dollars at the September 30, 2010 exchange rate for balance sheet accounts and at the average exchange rate for the period covered by income and expense items.

3.	ADVANCES AND ACCOUNTS RECEIVABLE

Advances and accounts receivable consist of:
                    $301,495 advanced to Luma Vue (see Note 7 below)
                    $15,000 advanced to Riptide Trading Inc
                    $20,607 HST recoverable
                    $25,300 advance to Voyager Health Technologies (see Note 8 below)
                    $6,262 miscellaneous

4.	LICENSE FEES

Gizmo Packaging Ltd. contends that the company is in default under the license agreement with that company. We do not agree and are in discussions with Gizmo Packaging to resolve the matter. In the meantime, we continue to amortize the license fee cost in accordance with our usual practice.

5.	ADVANCES PAYABLE

The advances payable relate to actual funds advanced to the company, and expenses paid by third parties for the company. The advances are repayable on a demand basis.

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

During the six months ended September 30, 2010 the company issued:

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
  900,000 common shares to repay $450,000 of advances payable
  524,000 common shares for $262,000 cash with an option to those shareholders to purchase a further 524,000 shares at $1.00 each.
  400,000 common shares for services rendered
  380,666 common shares for $$131,400 cash.
7.	EXCLUSIVE DISTRIBUTOR OF LUMA VUE, INC. PRODUCTS

On June 1, 2010, the company entered into a contract with Luma Vue, Inc. to become the exclusive distributor of Luma advanced LED lighting products and lighting systems in North America. Under the terms of the contract the company purchased $250,000 of Luma’s inventory. Since the company does not control the inventory, the investment has been shown as an advance receivable along with a further $150,000 advance. The company and Luma have agreed to replace the contract with a non exclusive agreement. The $400,000 advance will be repaid by Luma providing inventory required to fill orders. At September 30, 2010, $98, 505 of inventory had been received.

8.	INTELLEDGENT LIGHTING SOLUTIONS INC.

On September 10, 2010, the company entered into a memorandum of understanding under which the business of WorldWide LED Lights Inc. and the company’s LED business will be combined under the name “InteLEDgent Lighting Solutions Inc.” The company will acquire a 51% equity interest in InteLEDgent through the issue of 2,500,000 of its common shares.

9.	VOYAGER HEALTH TECHNOLOGIES CORP

On September 30, 2010 the company entered into an agreement under which it will acquire a 51% interest in Voyager Health Technologies Corp. through the issue of 2,000,000 of its common shares. Voyager has acquired the formulas or marketing rights to a number of nutraceutical products. These products will be produced by independent manufacturers and marketed by Voyager through a multi level marketing organization. At September 30, 2010 the company had advanced $25,300 to Voyager.

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

Critical Accounting Policies

The following discussion and analysis of the company’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal period ended September 30, 2010. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future, will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

Results of Operations – Three and Six Months Ended September 30, 2010 and 2009 and Inception to September 30, 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2010 which are included herein.

		Three		Three		Six Months		Six		Inception
		Months		Months		Ended		Months		(March 15,
		Ended		Ended		September		Ended		2007) to
		September		September		30, 2010		September		September 30,
		30, 2010		30, 2009				30, 2009		2010
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
General and Administrative Expenses		$223,621		$8,442		$275,258		$24,139		$597,236
Net (Loss)		$(288,821)		$(8,442)		$(389,138)		$(24,139)		$(734,448)

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

For the period ended September 30, 2010 we reported total current assets of $495,428 compared with current assets of $2,760 for the period ended September 30, 2009.

For the period ended September 30, 2010 we reported current liabilities of $262,238 compared with current liabilities of $591,164 for the period ended September 30, 2009.

For the period ended September 30, 2010 we reported net working capital of $233,190 compared with compared with net working capital deficit of $588,404 for the period ended September 30, 2009.

During the period from inception (March 15, 2007) to September 30, 2010 we have had accumulated losses of $734,448.

On June 1, 2010, the company entered into a contract with Luma Vue, Inc. to become the exclusive distributor of Luma advanced LED lighting products and lighting systems in North America. As part of those arrangements we advanced $250,000 to Luma. In July we advanced a further $150,000. Subsequently, the company and Luma agreed to replace the contract with a non exclusive agreement. The $400,000 advance will be repaid by Luma providing inventory required to fill orders. At September 30, 2010, $98, 505 of inventory had been received.

On September 10, 2010, the company entered into a memorandum of understanding under which the business of WorldWide LED Lights Inc. and the company’s LED business will be combined under the name “InteLEDgent Lighting Solutions Inc.” The company will acquire a 51% equity interest in InteLEDgent through the issue of 2,500,000 of its common shares.

On September 30, 2010 the company entered into an agreement under which it will acquire a 51% interest in Voyager Health Technologies Corp. through the issue of 2,000,000 of its common shares. Voyager has acquired the formulas or marketing rights to a number of nutraceutical products. These products will be produced by independent manufacturers and marketed by Voyager through a multi level marketing organization. At September 30, 2010 the company had advanced $25,300 to Voyager.

Liquidity and Capital Resources

We realize that we will have to raise additional funds in the near future to continue our operations. If, in the future, we are unable to raise such funds we may be unable to pay our creditors. Our cash requirements for our current level of operations are $500,000 per annum. In addition, each new product or contract will require capital but the specific amount can only be determined after the contractually arrangements have been concluded. As shown in the consolidated statement of cash flows the company sold shares to raise the cash it needed for six months ended September 30, 2010. A comparison to the quarter ended September 30, 2009 is not relevant because of the change in the company’s business since then, as reported earlier.

We have no historical information to allow anyone to base an evaluation on our future performance. We have only been incorporated since March 15, 2007 and have generated no revenue since our inception. We have incurred net losses of $734,448 for the period from March 15, 2007 (inception) to September 30, 2010. We do not know if we will be successful in our business operations in the future. We are a start-up company and are exposed to all the risks of being a start-up company, including the following:

  possible delays or inability to develop a market for our products;

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4 – Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our chief executive officer (who is our acting principal executive officer) and our chief financial officer (who is our acting principal financial officer and principal accounting officer) have evaluated our disclosure controls and procedures as of September 30, 2010, the end of the quarter covered by this report, and have concluded that these disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the chief executive officer (who is our acting principal executive officer) and chief financial officer (who is our acting principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2010, the end of the quarter covered by this report, the management of the company assessed the effectiveness of the company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and the Securities and Exchange Commission’s guidance on conducting such assessments. Management concluded, as of September 30, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the company’s internal control that adversely affected the company’s internal controls which management considers a material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the Securities and Exchange Commission the following were identified:

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

  The company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the Securities and Exchange Commission or good internal control.

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

The company and its management will endeavour to correct the above noted weaknesses in internal control once it has adequate funds to do so. We believe that by appointing independent members to the audit committee and using the services of an expert on the committee will greatly improve the overall performance of the audit committee. We further believe that with the addition of other board members and staff the limitation on the segregation of duties will be addressed and will no longer be a concern to management. In addition, we believe that by having a written policy manual outlining the duties of each of the officers and staff of the company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

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

Our auditors’ report on our March 31, 2010 financial statements expressed an opinion that our Company’s capital resources as of March 31, 2010 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raise additional funds. These conditions raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operation which means any persons purchasing shares will lose their entire investment in our Company.

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

We believe that our future success will depend, in part, upon our ability to introduce innovative design extensions for our existing products and to develop, or acquire the rights to market and distribute new products. No assurance can be given that we will be successful in the introduction, distribution and marketing of any new products or product innovations or achieve market acceptance of such products. Our failure to develop or acquire rights to new products or to introduce such products successfully and in a timely manner, and at favorable margins, would harm our ability to successfully grow our business and could have a material adverse effect on our business, results of operations and financial condition.

Our growth will depend on its ability to develop our brands, and these efforts may be costly.

Management believes building our brand will be critical to achieving acceptance of our products, which will require an increased focus on active marketing efforts. The demand for and cost of advertising have been increasing, and may continue to increase. Accordingly, we believe that we will need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing, and other efforts to create and maintain brand loyalty among customers. Brand promotion activities may not yield increased revenues, and even if they do, any increased revenues may not offset the expenses incurred in building our brand. If we do attract new customers for our products, no assurance can be given that such customers will purchase our products on a regular basis. If we fail to promote and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, our business would be harmed.

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

  labor difficulties;

  scheduling and transportation difficulties;

  management dislocation;

  substandard product quality, which can result in higher warranty, product liability and product recall costs;

  delays in development of quality new products;

  changes in laws and regulations, including changes in tax rates, accounting standards, and environmental, safety and occupational laws;

  health and safety laws and regulations; and

  changes in the availability and costs of labor.

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

  consolidating their operations;

  undergoing restructurings or store closings;

  undergoing reorganizations; or

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

  new restrictions on access to markets;

  lack of developed infrastructure;

  inflation or recession;

  devaluations or fluctuations in the value of currencies;

  changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

  social, political or economic instability;

  acts of war and terrorism;

  natural disasters or other crises;

  reduced protection of intellectual property rights in some countries;

  increases in duties and taxation; and

  restrictions on transfer of funds and/or exchange of currencies; expropriation of assets; and other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On August 27, 2010 John J. Ryan III resigned as President of our company and his consulting agreement with our company was terminated.

On September 24, 2010 Adi Muljo resigned as a Director, Chief Executive Officer and Chairman of our company. Alex Eliashevsky was appointed as Chairman and Chief Executive Officer on September 24, 2010.

Item 6. Exhibits

The following exhibits are included as part of this report by reference:

Exhibit
Number	Description
(2)	Plan of acquisition, reorganization arrangement, liquidation or succession
2.1	Corporate Charter (incorporated by reference to our Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)
(3)	(i) Articles of Incorporation; and (ii) By-laws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)
3.2	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)
(10)	Material Contracts
10.1	Independent Contractor Agreement dated July 1, 2010 by and between Brand Neue Corp. and Harrison Management Corporation (incorporated by reference to our Form 10-K filed on July 14, 2010)
10.2	2010 Stock Option Plan approved by the directors of the company on September 2, 2010 (incorporated by reference to our Form 8-K filed on October 14, 2010)
10.3	Form of Stock Option Agreement approved by the directors of the company on September 2, 2010 (incorporated by reference to our Form 8-K filed on October 14, 2010)
10.4	Memorandum of Understanding between our company and Worldwide L.E.D. Lights Inc.
(31)	Rule 13a-14(a)/15d- 14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Adi Muljo (Principal Executive Officer)
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of R. Bev Harrison (Principal Financial Officer and Principal Accounting Officer)
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Adi Muljo (Principal Executive Officer)
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of R. Bev Harrison (Principal Financial Officer and Principal Accounting Officer)

* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 22, 2010	/s/ “Alex Eliashevsky
Alex Eliashevsky
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 22, 2010	/s/ “R. Bev Harrison”
R. Bev Harrison
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)