Form 10-Q
period 2010-12-31
BRAND NEUE CORP
filed 2011-02-15
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period form

Commission File number 000-53318

BRAND NEUE CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0560939
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3470 E. Russell Rd. Suite 275, Las Vegas NV 89120
(Address of principal executive offices)

702-589-5849
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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Small reporting company [X]
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
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

29,880,571common shares issued and outstanding as of February 10, 2011.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Brand Neue Corp. (Development stage company) at December 31, 2010 (with comparative figures as at March 31, 2010) and the consolidated statements of operations for the three and nine months ended December 31, 2010 and 2009 and from inception (March 15, 2007) to December 31, 2010, and the consolidated statements of cash flows for the nine months ended December 31, 2010 and 2009 and from inception (March 15, 2007) to December 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

BRAND NEUE CORP.
(Development stage Company)

CONSOLIDATED BALANCE SHEETS

	2010
	(Unaudited)
	December	March
	31	31
ASSETS
Current Assets
Cash	$3,287	$155
Advances and accounts receivable (Notes 3 and 7)	371,546	-
Inventory	264,821	-
Prepaid expenses	50,077	2,605
	$689,730	$2,760
Long Term Assets
Deposits (Note 10)	$529,211	$-
Licence fees (Note 4)	0	285,000
Website	21,720	25,470
	$550,931	$310,470
	$1,240,662	$313,230

LIABILITIES
Current Liabilities
Accounts payable	$199,598	$150,536
Advances payable (Note 5)	597,824	440,628
	$797,422	$591,164
Long Term Liabilities
Debentures payable (Note 6)	275,000	-
	$1,072,422	$591,164
Shareholders' Equity (Deficit)
Common stock: $0.001 par value, 500,000,00 shares authorized 27,380,571 issued and outstanding at December 31, 2010 and 24,371,905 issued and outstanding at March 31, 2010 (Notes 7, 9 & 10)	$27,381	$24,372
Capital in Excess of Par Value	1,278,727	43,004
Deficit accumulated during the Development Stage	(1,137,868)	(345,310)
		-
	$168,240	$277,934
	$1,240,662	$313,230

The accompanying notes are an integral part of these unaudited consolidated financial statements

BRAND NEUE CORP.
(Development stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Period Ended December 31
	Three Months		Nine Months			Inception
	2010	2009	2010	US	2009	2010
REVENUES	$12,356	$-	$12,356		$-	$12,356

EXPENSES
Cost of goods sold	$7,263	$-	$7,262		$-	$7,263
General and administrative	119,766	40,490	383,851		64,629	717,002
Sales and marketing	13,247	-	116,555		-	116,555
Acquisitions and exploration	-	-	11,173		-	11,173
Interest	-	-	10,572		-	22,731
Impairment loss on license fee (Note 4)	275,500	-	275,500		-	275,500
	$415,776	$40,490	$804,914		$64,629	$1,150,224
Net Loss	($403,420)	($40,490)	($792,558)		($64,629)	($1,137,868)

NET LOSS PER COMMON SHARE (Basic and Diluted)	($0.02)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING (Basic and Diluted)	26,280,821	24,371,905

The accompanying notes are an integral part of these unaudited consolidated financial statements

BRAND NEUE CORP.
(Development stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND
FROM INCEPTION (MARCH 15, 2007) TO DECEMBER 31, 2010
(Unaudited)

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2010	2009	Inception
OPERATING ACTIVITIES
Net income (loss)	($792,558)	($64,629)	($1,137,868)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	13,250		29,128
Capital contributions – expenses paid by shareholders	-	11,700	35,100
Stock issued for services	200,000	-	200,000
Impairment loss on license fees	275,500	-	275,500
Change in operating assets and liabilities:
Advances and accounts receivable	(371,546)	-	(371,546)
Inventory	(264,821)	-	(264,821)
Prepaid expense	(47,472)	-	(50,077)
Accounts payable	49,062	9,239	199,598
Advances payable	157,196	-	597,824
Net cash used in operating activities	(781,389)	(43,690)	(487,162)
INVESTING ACTIVITIES
License fees	-	-	(300,000)
Deposits	(529,211)	-	(529,211)
Website	-	-	(26,348)
Net cash provided by investing activities	(529,211)	0	(855,559)
FINANCING ACTIVITIES
Proceeds from the issuance of common stock	1,038,732	-	1,071,008
Proceeds from related party loan		43,490
Proceeds from sale of debentures	275,000	-	275,000
Net cash provided by financing activities	1,313,732	43,490	1,346,008

NET INCREASE (DECREASE) IN CASH	3,132	(200)	3,287

CASH, BEGINNING OF PERIOD	155	252	-

CASH, END OF PERIOD	$3,287	$52	$3,287
SUPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
400,000 common stock issued for investor relation services	$200,000		$200,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

BRAND NEUE CORP.
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations
Brand Neue Corp. is an investment holding company. The Company has entered into agreements to operate a nutraceutical product manufacturing and marketing company and a LED sales and installation business.

Basis of Presentation
These financial statements include those Brand Neue Corp and its wholly own Canadian subsidiary.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Principles of Consolidation

All subsidiaries are consolidated and all intercompany balances and transaction are eliminated.

Inventory

Inventory is recorded at the lower of cost or market. Both subsidiaries must make a 50% deposit towards the cost of each order placed with third party manufacturers. The balance of the purchase price of each order is due when the product is shipped to the subsidiaries. The deposit is shown as such on the balance sheet. When ownership risk of the inventory is transferred to the subsidiaries the deposits are reclassified as inventory. This generally occurs when the manufacturers ship the finished product.

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

On December 31, 2010 the Company had a net operating loss carry forward of $1,002,931 for income tax purposes. $34,270 of the carry forward will expire in 2028, $41,423 in 2029 and the balance in 2030. The Company is unable to establish a predictable projection of operating profits for future years. Accordingly, the deferred tax asset has been fully offset by a valuation allowance.

Financial and Concentrations Risk

The company has no financial and concentrations risks.

BRAND NEUE CORP.
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive. In this case, reported basic and diluted net loss per common share are the same.

Statement of Cash Flows

For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents

Revenue Recognition

Voyager recognizes revenue when the product is shipped. InteLEDgent recognizes revenue when the installation of the LED is complete and the lights operating satisfactorily.

Amortization of Website

The Company has determined the useful life of its website to be five year and amortizes its original cost on a straight line bases. Management will, on an annual basis, review the useful life of its website to determine if there is impairment in its value.

Amortization of License Fees

The Company amortizes its license fees on a straight-line basis over its useful life of fifteen years. (See Note 4 below)

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

BRAND NEUE CORP.
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments (cash, advances and accounts receivable, prepaid expenses, accounts payable and advances payable are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Foreign Currency Translations

The financial statements of the Canadian subsidiary have been translated to US dollars at the December 31, 2010 exchange rate for balance sheet accounts and at the average exchange rate for the period covered by income and expense items.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

3.           ADVANCES AND ACCOUNTS RECEIVABLE

Advances and accounts receivable consist of:
          $301,495 advanced to Luma Vue (see Note 8 below)
          $15,000 advanced to Riptide Trading Inc
          $28,763 Harmonized Sales Tax recoverable
          $24,067 employee expense advances
          $2,221 miscellaneous

4.           LICENSE FEES

On June 24, 2009, the Company acquired rights and interest in and to a license agreement (the “License Agreement”) dated June 1, 2009, with Gizmo Packaging Ltd., a company established pursuant to the laws of Scotland (“Gizmo”).

The License Agreement affords the Company, a right to acquire the rights with respect to the manufacture, marketing, distribution and sale of a bottle capping device called the “Gas Cap” and the employment of technology and improvements related thereto for a period of fifteen years from June 1, 2009. The Gas Cap is a bottle/container capping system with an attached pressurized injection device which, upon twisting of the cap releasing part, delivers flavours, vitamins and other additives in a pressurized jet into the capped container. Such rights include: (a) an exclusive license to use the Gas Cap with alcoholic beverages throughout the world; and (b) an exclusive license to use the Gas Cap in a specified territory with respect to certain non-alcoholic beverages, including women’s, children’s, protein, naturally sweetened, organic energy, pet, fruit, vegetable drinks, spice and fruit teas, and enhanced water; and (c) a non-exclusive license to use the Gas Cap in a specified territory with respect to regular and green teas.

Gizmo Packaging Ltd. contends that the Company is in default under the License Agreement with that company. We do not agree and are in discussions with Gizmo Packaging to resolve the matter. In the meantime, we have concluded that the license fee has no continuing value. No sales of the bottle capping device have occurred since the Company acquired the license. Further, in the quarter ending December 31, 2010 all sales effort cease and the Company has no plans to revive sales efforts. Accordingly, we wrote off the unamortized balance of $275,500 as of December 31, 2010.

BRAND NEUE CORP.
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

5.           ADVANCES PAYABLE

The advances payable relate to actual funds advanced to the Company, and expenses paid by third parties for the Company. The advances are repayable on a demand basis and bear no interest.

6.           DEBENTURES PAYABLE

Voyager has issued $275,000 of 10% convertible debentures due May 31,2012, with interest payable quarterly. At maturity and at the holder’s option, the debentures can be exchange for common stock of Brand Neue Corp. For $250,000 of the debentures the conversion price is $0.35. For the remaining $25,000 the conversion price is $0.50. The debentures are secured with a floating charge on the Voyager assets.

7.           COMMON STOCK

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

During the nine months ended December 31, 2010 the Company issued

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
  400,000 common shares for $200,000 of investor relation services rendered
  460,666 common shares for $$171,400 cash.

On September 20, 2010 the directors approved the 2010 Stock Option Plan which permits the Company to issue up to 2,500,000 shares of common stock to directors, officers, employees and consultants of the Company upon the exercise of stock options granted under the 2010 Plan. At December 31, 2010, 1,584,000 options had been awarded. The options have an exercise price of $0.50 per share and vest at the rate of 20% per annum.

8.           EXCLUSIVE DISTRIBUTOR OF LUMA VUE, INC. PRODUCTS

On June 1, 2010, the Company entered into a Contract (the “Contract”) with Luma Vue, Inc. (“Luma”) to become the exclusive distributor of Luma advanced LED lighting products and lighting systems in North America. Under the terms of the contract the Company purchased $250,000 of Luma’s inventory. Since the Company does not control the inventory, the investment has been shown as an advance receivable along with a further $150,000 advance. The Company and Luma have agreed to replace the Contract with a non exclusive agreement. The $400,000 advance will be repaid by Luma providing inventory required to fill orders. At December 31, 2010, approximately $100,000 of inventory had been received.

BRAND NEUE CORP.
(Development stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

9.           INTELLEDGENT LIGHTING SOLUTIONS INC.

On September 10, 2010, the Company entered into a memorandum of understanding under which the business of WorldWide LED Lights Inc. and the Company’s LED business will be combined under the name “InteLEDgent Lighting Solutions Inc.” (“InteLEDgent”) The Company will acquire a 51% equity interest in InteLEDgent through the issue of 2,500,000 of its common shares. The agreements reflecting the memorandum of understanding were signed in December, 2010 and the 2,500,000 shares issued in January, 2011. For purposes of this transaction the shares were valued at $0.01 each, which was the estimated value of tangible assets in InteLEDgent at the time of the share exchange.

10.         VOYAGER HEALTH TECHNOLOGIES CORP

On September 30, 2010 the Company entered into an agreement under which it will acquire a 51% interest in Voyager Health Technologies Corp. (“Voyager”), with subsequent negotiations to acquire the remaining 49%. As of December 31, 2010, the transaction had not yet closed. However, deposits of $529,211 have been made pursuant to the acquisition agreement, and inventory of approximately $164,000 had been acquired as of December 31, 2010. Voyager has acquired the formulas or marketing rights to a number of nutraceutical products. These products will be produced by independent manufacturers and marketed by Voyager through a network marketing organization.

11.         GOING CONCERN

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms, or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us” and “our company” mean Brand Neue Corp. and our subsidiary Voyager Health Technologies Corp.

Overview

We were incorporated in the State of Nevada on March 15, 2007 under the name Oele Resources Inc. On July 10, 2009 we changed our name to Brand Neue Corp. We are a development stage company with minimal revenues and a limited operating history. Our original business purpose was to engage in the business of acquisition, exploration and development of natural resource properties. We have shifted our business to concentrate on bringing innovative products to market and in the past year we have focused our efforts on entering into distribution agreements for various products and bringing such products to market.

Our company has never been subject to any bankruptcy, receivership or similar proceedings or to any merger or consolidation transactions.

Our company was originally formed to engage in the exploration of mineral properties for gold and silver. We purchased a 100% interest in the minerals of a mineral claim, known as Levuka Gold Claim, consisting of one-9 unit claim block containing 83.4 hectares located on the Fijian island of Ovalau. Our company did not make any significant efforts towards the exploration of the Levuka Claim and subsequently we abandoned the Levuka Claim.

On September 10, 2010 we entered into a memorandum of understanding with Worldwide L.E.D. Lights Inc. to acquire the assets of Worldwide which will further strengthen our company’s InteLEDgent Lighting solutions.

On September 30, 2010 we entered into an agreement with Trinity International Inc. under which we will acquire a 51% interest in Voyager Health Technologies Corp. (“Voyager”), a manufacturer of certain nutraceutical products, In consideration of the acquisition we will issue to Trinity International 2,000,000 of our common shares valued at $0.01 each, As of December 31, 2010, the transaction had not yet closed. Voyager has acquired the formulas or marketing rights to a number of nutraceutical products. These products will be produced by independent manufacturers and marketed by Voyager through a network marketing organization.

Effective January 13, 2011, we entered into a stock purchase agreement with the shareholders of InteLEDgent Lighting Solutions Inc., a company created by us as our subsidiary, which will market Worldwide’s LED products under the InteLEDgent Lighting brand. In order to effect the acquisition of Worldwide and pursuant to the terms of the stock purchase agreement, we purchased 255 shares of InteLEDgent Lighting and the shareholders of InteLEDgent Lighting exchanged 51of their shares for an aggregate of 2,500,000 shares of our company.

Subsequent to the closing of the stock purchase agreement our company owns 255 shares of the voting common stock of InteLEDgent Lighting which represents 51% of the issued and outstanding shares of InteLEDgent Lighting and InteLEDgent’s shareholders, collectively, own 245 shares of voting common stock of InteLEDgent Lighting which represents 49% of the issued and outstanding of InteLEDgent Lighting. Each of the shareholders of InteLEDgent Lighting own 500,000 shares of voting common stock of our company.

Our address is 3470 E. Russell Rd., Suite 275, Las Vegas, Nevada, 89120 and our telephone number is 702-589-5849.

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

Application of Critical Accounting Policies

The following discussion and analysis of our company’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal period ended December 31, 2010. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

Recent Accounting Pronouncements

We do not expect that the adoption of other recent accounting pronouncements will have a material impact on our financial statements.

Foreign Currency Translations

The financial statements of our Canadian subsidiary have been translated to US dollars at the December 31, 2010 exchange rate for balance sheet accounts and at the average exchange rate for the period covered by income and expense items.

Analysis of Financial Condition and Results of Operations

We reported total current assets of $689,730 and current liabilities of $797,422 at December 31, 2010, for net working capital deficit of $107,692. Our financial statements report a net loss of $403,420 for the three months ended December 31, 2010. During the period from inception (March 15, 2007) to December 31, 2010 we have had accumulated losses of $1,137,868.

On June 1, 2010, the company entered into a contract with Luma Vue, Inc. to become the exclusive distributor of Luma advanced LED lighting products and lighting systems in North America. As part of those arrangements we advanced $250,000 to Luma Vue. In July, 2010 we advanced a further $150,000. Subsequently, the company and Luma agreed to replace the contract with a non exclusive agreement. The $400,000 advance will be repaid by Luma providing inventory required to fill orders. At December 31, 2010, approximately $100,000 of inventory had been received.

On September 10, 2010, the company entered into a memorandum of understanding under which the business of WorldWide LED Lights Inc. and the company’s LED business will be combined under the name InteLEDgent Lighting Solutions Inc. The company acquired a 51% equity interest in InteLEDgent through the issue of 2,500,000 of its common shares. The agreements reflecting the memorandum of understanding were signed in December, 2010 and the 2,500,000 shares issued in January, 2011.

On September 30, 2010 the company entered into an agreement under which it will acquire a 51% interest in Voyager Health Technologies Corp., with subsequent negotiations to acquire the remaining 49%. As of December 31, 2010, the transaction had not yet closed. However, deposits of $529,211 have been made pursuant to the acquisition agreement, and inventory of approximately $164,000 had been acquired as of December 31, 2010. Voyager has acquired the formulas or marketing rights to a number of nutraceutical products. These products will be produced by independent manufacturers and marketed by Voyager through a network marketing organization.

Liquidity and Capital Resources

We had cash in the amount of $3,287 as of December 31, 2010 as compared to ($52) as of December 31, 2009. We had a working capital deficit of $107,692 as of December 31, 2010 compared to a working capital deficit of $588,404 as of March 31, 2010.

We realize that we will have to raise additional funds in the near future to continue our operations. If, in the future, we are unable to raise such funds we may be unable to pay our creditors. Our cash requirements for our current level of operations are $500,000 per annum. In addition, each new product or contract will require capital but the specific amount can only be determined after the contractual arrangements have been concluded. As shown in the consolidated statement of cash flows the company sold shares and debentures to raise the cash it needed for nine months ended December 31, 2010. A comparison to the quarter ended December 31, 2009 is not relevant because of the change in the company’s business since then, as reported earlier.

We have no historical information to allow anyone to base an evaluation on our future performance. We have only been incorporated since March 15, 2007 and have generated minimal revenue since our inception. We have incurred net losses of $1,137,868 for the period from March 15, 2007 (inception) to December 31, 2010. We do not know if we will be successful in our business operations in the future. We are a start-up company and are exposed to all the risks of being a start-up company, including the following:

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer (also our principal executive officer) and chief financial officer (also our principal financial officer and principal accounting officer) have evaluated our disclosure controls and procedures as of December 31, 2010 and have concluded that these disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to our management, including the chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2010, the management of our company assessed the effectiveness of our company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and Securities and Exchange Commission’s guidance on conducting such assessments. Management concluded, as of December 31, 2010, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of our company’s internal control that adversely affected our company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the Securities and Exchange Commission the following were identified:

•           Our company does not have an audit committee since there is a lack of independent directors on the committee and the board of directors has not identified an “expert,” who is knowledgeable about reporting and financial statements requirements, to serve on the audit committee.

•           We have limited segregation of duties which is not consistent with good internal control procedures.

•           We do not have a written internal control procedurals manual which outlines the duties and reporting requirements of the directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the Securities and Exchange Commission or good internal control.

•           There are no effective controls instituted over financial disclosure and the reporting processes.

Management believes the latter three weaknesses identified above have not had any effect on the financial results of our company. Management will have to address the lack of independent members on the audit committee and identify an “expert” for the committee to advise other members as to correct accounting and reporting procedures.

Our company and its management will endeavour to correct the above noted weaknesses in internal control once it has adequate funds to do so. We believe that by appointing independent members to the audit committee and using the services of an expert on the committee will greatly improve the overall performance of the audit committee. We further believe that with the addition of other board members and staff the limitation on the segregation of duties will be addressed and will no longer be a concern to management. In addition, we believe that by having a written policy manual outlining the duties of each of the officers and staff of our company will facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of our company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A. RISK FACTORS

There have been no changes in the risk factors summarized in our most recent Form 10 K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10, 2010, we entered into a memorandum of understanding with Worldwide L.E.D. Lights Inc. to acquire the assets of Worldwide which will further strengthen our InteLEDgent lighting solutions.

Effective January 13, 2011, we entered into a stock purchase agreement with the shareholders of InteLEDgent Lighting Solutions Inc., a company created by us as our subsidiary which will market Worldwide’s LED products under the InteLEDgent Lighting brand. In order to effect the acquisition of Worldwide and pursuant to the terms of the stock purchase agreement, we issued 2,500,000 shares of our company to the shareholders of InteLEDgent. The shares of common stock were issued in reliance on Regulation S and/or Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit No.	Description

(3)	(i) Articles of Incorporation (ii) By-laws

3.1	Corporate Charter (incorporated by reference to our Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708).

3.2	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708).

3.3	By-laws (incorporated by reference to our Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708).

(10)	Material Contracts

10.1*	Stock Purchase Agreement dated for reference January 13, 2011 between our company and the shareholders of InteLEDgent Lighting Solutions Inc.

10.2*	Agreement dated September 30, 2010 between our company and Voyager Health Technologies Corp.

10.3	Stock Option Plan dated September 20, 2010 (incorporated by reference to our Current Report on Form 8-K filed on October 14, 2010).

10.4
Independent Contractor Agreement dated July 1, 2010 by and between our company and Harrison Management Corporation. (incorporated by reference to our Current Report on Form 10-K filed on July 14, 2010).

10.5	Distribution Agreement dated June 1, 2010 between our company and Luma Vue, Inc. (incorporated by reference to our Current Report on Form 8-K filed on June 9, 2010).

10.6
Form of Investment Purchase Agreement dated for reference June 4, 2010 between our company and certain accredited investors (incorporated by reference to our Current Report on Form 8-K filed on June 4, 2010).

10.7	Sales Agency and Distribution Agreement dated January 22, 2010 between our company and Ryanstar Products, LLC (incorporated by reference to our Current Report on Form 8-K filed on January 26, 2010).

10.8	Assignment Agreement dated June 24, 2009 between our company and World Sourcing & Supplier Development Inc. (incorporated by reference to our Current Report on Form 8-K filed on July 9, 2009).

(21)	Subsidiaries of the Registrant

21.1	Voyager Health Technologies Corp.

(31)	Rule 13(a) — 14(a)/15(d) — 14(a)

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

February 14, 2011	/s/ Alex Eliashevsky
Alex Eliashevsky
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

February 14 ,2011	/s/ R. Bev Harrison
R. Bev Harrison
Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)