Form 10-K
period 2011-03-31
Culture Medium Holdings Corp.
filed 2011-08-15
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from _______________________ to _______________________

Commission File number 000-53318

CULTURE MEDIUM HOLDINGS CORP.
(Formerly Brand Neue Corp.)
(Exact name of registrant as specified in its charter)

Nevada	98-0560939
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3470 East Russell Road, Suite 275, Las Vegas, NV	89120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number 702-589-5849

Title of each share
None

_______________________________________
Former name, former address

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
( Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act
[   ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.
[   ] Yes    [X] No

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of August 15, there were outstanding 29,880,571 shares of registrant’s common stock, par value $0.001 per share.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. However, readers should carefully review the risk factors set forth in other reports or documents the Company files from time to time with the Securities and Exchange Commission (the “ SEC ”), particularly the Company’s Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

ITEM 1. BUSINESS

History and Organization

Culture Medium Holdings Corp., formerly Brand Neue Corp. (the “ Company ,” “we,” “us,” or “our”), was incorporated on March 15, 2007 in the State of Nevada. On July 10, 2009 the Company changed its name from “Qele Resources, Inc.” to “Brand Neue Corp.” On March 4, 2011 the Company changed its name from Brand Neue Corp. to “Culture Medium Holdings Corp.” The Company has three subsidiaries. The Company has never been subject to any bankruptcy, receivership or similar proceedings or to any merger or consolidation transactions.

The Company was originally formed to engage in the exploration of mineral properties for gold and silver. The Company purchased a 100% interest in the minerals of a mineral claim, known as Levuka Gold Claim, consisting of one-9 unit claim block containing 83.4 hectares located on the Fijian island of Ovalau (the “ Levuka Claim ”).

During and subsequent to the fiscal year ended March 31, 2010, the Company has not made any significant efforts towards the exploration of the Levuka Claim and during fiscal 2010 the Company abandoned the Levuka Claim. Instead, during such period the Company has focused on diversifying its business and became involved in bringing innovative products and innovations to market. The Company has focused its efforts on nutraceutical and LED products.

The Company’s address is 3470 East Russell Road, Suite 275, Las Vegas, NV, 89120 and its business number is 702-789-5849. Our registered office is located at 2470 Saint Rose Parkway, Suite 304, Henderson, Nevada, 89074 (Telephone: 702-818-5898).

Products

The Company’s 51% owned subsidiary, Voyager Health Technologies Corp.http://voyagerhealth.com/ is a network marketing company with a nutraceutical product line which focuses on areas of high priority within the North American population: obesity and weight-loss, inflammatory control and circulatory health, improved cognitive function and ADHD challenges, stress management, as well as antioxidative protection and immune health.

The Company’s 51% owned subsidiary, InteLEDgent Lighting Solutions Inc.(ILS),http://inteledgent.com/ distributes some of the highest efficient, quality LED lighting in the world today. InteLEDgent’s products are both economical to operate and environmentally friendly. The company offers a wide range of LED products for commercial and residential applications.

Management of InteLEDgent has been unable to conclude any sales Since the Company does not have the resources needed to develop the LED business at this time, it has decided to discontinue those operations. The InteLEDgent assets are reflected as "Net assets of discontinued operations" in the consolidated balance sheet and operations are reflected as "discontinued operations" in the consolidated statement of operations. Accordingly, the recorded goodwill of $625,000 was impaired at March 31, 2011.

Our Strategy

Our strategy is to deliver sustainable organic growth through the careful selection of business units that create the protected space for the birth of sustainable commerce.

Competitive Factors

Our product innovation businesses operate in highly competitive markets. They compete with traditional suppliers who are proposing innovative new solutions. Many of our subsidiaries’ competitors are significantly larger, have greater market share and have greater financial and marketing resources than us. While our subsidiaries largely compete on the basis of product quality, innovation, brand strength and service, price is also an important basis of selection and competition.

Intellectual Property

Our subsidiaries rely on various distribution agreements with third parties, which grant them the right to distribute and sell their innovative products. Generally, the distribution agreements are tenured and renew upon the satisfaction of target sales. No assurance can be given that the subsidiaries will meet target sales and that the distribution agreements will be renewed.

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

Employees

As of March 31, 2011, we had no employees other than our officers and directors. Except for our Chief Financial Officer none of our officers and directors have received compensation for their services. We do not have any employment agreements with our directors and officers other than with Harrison Management Corporation, an entity owned by R. Bev Harrison, the Company’s Chief Financial Officer.

We do not presently have any pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. In October, 2010 we adopted a stock option plan for officers and directors. There are presently no personal benefits available to our officers and directors.

We do not intend to hire additional employees at this time. However if the need arises, we will consider entering into consulting agreements with independent contractors for various services, as necessary.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC and the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including Culture Medium Holdings Corp.) at its website at www.sec.gov.

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

We incurred net losses of $2,579,267 for the period from March 15, 2007 (inception) to March 31, 2011. No assurance can be given that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. No assurance can be given that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our auditors have expressed substantial doubt about our ability to continue as a going concern .

Our auditors’ report on our March. 31, 2011 financial statements expressed an opinion that our Company’s capital resources as of March. 31, 2011 are not sufficient to sustain operations or complete our planned activities for the upcoming year unless we raise additional funds. These conditions raise substantial doubt about our ability to continue as a going concern. If we do not obtain additional funds there is the distinct possibility that we will no longer be a going concern and will cease operation which means any persons purchasing shares will loss their entire investment in our Company.

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

Our business operates in highly competitive markets. We face competition from both traditional suppliers and from competitors who, like us, are proposing innovative new solutions. The markets in which we operate continue to change in response to innovations, regulatory changes and other factors. We cannot predict with certainty the changes that may occur and the effect of those changes on the competitiveness of our business. It is possible that our competitors may improve more rapidly or effectively, adversely affecting our sales, margins and profitability. Developments by others may render our products uncompetitive, or we may be unable to keep pace with innovative developments or other market factors.

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

We source our products from third parties, either directly or through the party from whom we have obtained distribution rights. Our ability to select and retain reliable vendors who provide timely deliveries of quality products will impact our success in meeting customer demand for timely delivery of quality products. We do not expect to enter into long-term contracts with our primary vendors and suppliers. Instead, most parts and products are expected to be supplied on a “purchase order” basis. As a result, we may be subject to unexpected changes in pricing or supply of products. In addition, the current credit crisis and turbulent macroeconomic environment may affect the liquidity and financial condition of our suppliers. Should any of these parties fail to manufacture sufficient supply, go out of business or discontinue a particular component, we may not be able to find alternative suppliers in a timely manner, if at all. Any inability of our suppliers to timely deliver quality parts and products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to us.

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

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the Securities and Exchange Commission and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404" ). Furthermore, an attestation report on our internal controls from our independent registered public accounting firm is required as part of our annual report for the fiscal year ending March. 31, 2011. We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to remain substantial. No assurance can be given that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

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

Although our common stock is quoted on the OTCBB under the symbol “CLTR,” there is a limited public market for our common stock. No assurance can be given that an active market will develop or that shareholders will ever be able to liquidate their shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

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

ITEM 2. PROPERTIES

The Company’s office is located at Suite 100, 2190 E Pebble Road, Las Vegas, NV, 89123.

During the fiscal 2010 the Company abandoned the Levuka Claim located in Fiji and has no further rights to the mineral on the claim nor any future liability associated with it.

ITEM 3. LEGAL PROCEEDINGS

In March, 2011 management of Voyager Health Technologies Corp. (“Voyager”) violated the terms of its employment and consulting contract. As a result, the Company applied to the District Court, Clark County, Nevada for an ex parte temporary restraining order (TRO) which was issued on May 3, 2011. The TRO required, among other things, that management leave the Voyager offices with only their personal effects. Instead, management continued operating Voyager to the detriment of Culture Medium Holdings Corp. On May 17, 2011 the Court converted the TRO to a preliminary injunction. On that date new management began operating Voyager.

The management of Voyager estimate damages caused by the defendants in the TRO to be considerable due to the defendants misappropriation of funds and alleged siphoning of assets, including directing of inventory to unauthorized parties. Voyager continues to collect information, and no formal calculation has been performed, nor any expert witness identified at this time. In response, the defendants contend that they are owned commission and compensation for past due services. Voyager vehemently denies that the defendants are owed any moneys, and instead, that the defendants paid themselves above and beyond what their contractual obligations require, and further indirectly paid themselves through transfers to affiliated entities owned and/or controlled by them. The management of Voyager is confident that it will prevail against the defendants.

ITEM 4. (REMOVED AND RESERVED)

Not applicable.

PART II

ITEM 5. MARKET REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over-The-Counter Bulletin Board (“ OTCBB ”) under the symbol CLTR. The following is the range of high and low bid prices for our common stock for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions

Fiscal Year Ended March. 31, 2011	High	Low
First Quarter (June 30, 2010)	$1.27	$0.13
Second Quarter (September 30, 2010)	$1.10	$0.40
Third Quarter (December 31, 2010)	$0.41	$0.25
Fourth Quarter (March. 31, 2011)	$0.45	$0.45

Fiscal Year Ended March 31, 2010	High	Low
First Quarter (June 30, 2009)	$0.50	$0.50
Second Quarter (September 30, 2009)	$0.56	$0.56
Third Quarter (December 31, 2009)	$0.49	$0.25
Fourth Quarter (March 31, 2010)	$0.31	$0.10

The closing price for our common stock on July 1, 2011 was $0.20. As of March 31, 2011, the Company had 82 shareholders.

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

There are no warrants or rights outstanding as of the date of this Form 10-K and none have been declared since the date of inception. The Company has not adopted any compensation plan under which its securities are authorized for issuance, except for stock options. During the year ended March 31, 2011 the Company issued

  700,000 common shares for $350,000 cash, under an agreement which provides for payment by the Company to those shareholders of an amount equal to 75% of all gross profits of the Company from the sale of products, after deducting direct expenses, up to an aggregate payment amount of $350,000. In addition, for the year following the date of issue of the shares, the Company has the right to repurchase up to one-half of those shares sold a price of $1.00 per share.
  900,000 common shares to repay $450,000 of advances payable
  704,000 common shares for $332,000 cash and a warrant to purchase a further 704,000 shares at $1.00 each. These warrants were valued using the Black-Scholes model, producing a total warrant fair value of $318,531, which has been allocated to additional paid-in capital
  400,000 common shares for $200,000 of investor relation services rendered
  304,666 common shares for $$106,400 cash
  2,500,000 common shares for 51% of InteLEDgent Lighting Solutions

In addition, in connection with the establishment of Voyager Health Technologies Corp. the Company is committed to issuing 2,000,000 common shares. However, the actual number of shares to be issued is dependent on the outcome of the dispute summarized in Item 3 above.

On September 20, 2010 the directors approved the 2010 Stock Option Plan which permits the Company to issue up to 2,200,000 shares of common stock to directors, officers, employees and consultants of the Company upon the exercise of stock options granted under the 2010 Plan. The options have an exercise price of $0.50 per share and vest at the rate of 20% of the grant in the 11th, 23rd, 35th, 47th and 59th month after the date of grant.

On November 1, 2010 the Company awarded 500,000 stock options to a director and 400,000 stock options to a consultant.

In addition, a consultant who is paid monthly a combination of cash and stock options has earned a total of 126,000 stock options which are vested as of March 31, 2011.

The Company uses the Black Scholes formula to value the options outstanding at March 31, 2011. As a result, $107,443 was charged to income as the compensation element of the stock options outstanding at March 31, 2011

The transactions under which shares were sold for cash were done so pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

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

Operation Statement Data

	For the years ended March 31
	2011	2010

Sales	$977,133	-

Operating income (loss)	(2,043,623)	(257,458)
Discontinued operations	159,851	-

Interest expense, net of interest income	63,747	(12,159)
Pre start-up costs of subsidiary	200,488	-
Net loss	($2,467,709)	($269,617)

Cash	$115,734	$155
Accounts and advances receivable	482,521	-
Inventories	330,643	-
Accounts payable	394,303	$60,165
Accrued expenses	243,540	-
Stockholders equity	456,337	(277,934)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We were incorporated in the State of Nevada on March 15, 2007. Our original business purpose was to engage in the business of acquisition, exploration and development of natural resource properties. We have shifted our business to be an investment holding company which, through its subsidiaries, brings innovative products to market by entering into distribution agreements for various products.

We have no historical information to allow anyone to base an evaluation on our future performance. We have only been incorporated since March 15, 2007 and have generated revenues only in the quarter ended March 31, 2011. We have incurred net losses of $2,579,267 for the period from March 15, 2007 (inception) to March 31, 2011. We do not know if we will be successful in our business operations in the future. We are a start-up company and are exposed to all the risks of being a start-up company, including the following:

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

Critical Accounting Policies

The following discussion and analysis of the Company’s financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Our significant accounting policies are discussed in Note 2 to our financial statements for the fiscal year ended March 31, 2011. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

Analysis of Financial Condition and Results of Operations

We reported total current assets of $1,111,645 and total current liabilities of $1,581,610 resulting in a working capital deficit of $469,965 at March 31, 2011. We have invested $224,265 in distribution rights and website development, both of which will be amortized over 5 years. We issued 5,508,666 shares for cash, for services, for payment of liabilities, and for 51% of the equity of a subsidiary. In addition we will be issuing 2,000,000 shares to complete the Voyager acquisition after the dispute summarized under legal proceedings is resolved. The shareholders’ equity is a $456,337. During the period from inception (March 15, 2007) to March 31, 2011 we have had accumulated losses of $2,579,267.

Our 51% owned subsidiary (Voyager Health Technologies Corp.) commenced operations on January 27, 2011. To March 31, 2011 it recorded sales of $977,133. Because of significant marketing, general and administrative costs, start up costs and impairment losses on certain assets, operating income was a loss of $2,043,623.

The Company’s 51% owned LED subsidiary reported no sales to March 31, 2011. At this time, the Company does not have the necessary resources to properly reorganize this subsidiary. Accordingly, it has been shown as a “discontinued operation” as of March 31, 2011. Its assets are shown as a one line amount in the balance sheet, pending disposition of those assets.

Our Limited Operating History and Working Capital Position

To meet our need for cash we will have to raise additional funds through equity or debt offerings. Our working capital deficiency as of March. 31, 2011 is $469,965. No assurance can be given that we will be successful in our business operations. Additionally, no assurance can be given that we will be able to raise sufficient funds in the future to stay in business. Whatever funds we do raise, if any, we intend to use as working capital to meet current and future financial obligations.

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

Critical Accounting Policies

Basic and Diluted Net Income (loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.

Amortization of Distribution Rights

The Company amortizes its distribution rights on a straight-line basis over its useful life of five years. Management will, on an annual basis, review the useful life of these costs to determine if there is impairment in their value.

Amortization of Website

The Company has determined the useful life of its website to be five year and amortizes its original cost on a straight line bases. Management will, on an annual basis, review the useful life of its website to determine if there is impairment in its value.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. The functional currency is considered to be US dollars.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements, the reports of our independent registered public accounting firm, Madsen & Associates CPA’s Inc., and the notes thereto of this report, which financial statements, reports, and notes are incorporated herein by reference and located at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of March. 31, 2011 and have concluded that these disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure due to the weaknesses identified in our internal controls over financial reporting enumerated below.

Management’s Report on Internal Control Over Financial Reporting

Our management, on behalf of the Company, has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of the Company’s Chief Executive Officer, Alex Eliashevsky, and Chief Financial Officer, R. Bev Harrison. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

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

As of March 31, 2011, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, as of March. 31, 2011, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules. Management realized there are deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

•           The Company’s Audit Committee does not function as an Audit Committee should, since there is a lack of independent directors on the Committee and the Board of Directors has not identified an “expert,” one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

•           The Company has limited segregation of duties which is not consistent with good internal control procedures.

•           The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information concerning each of the directors and executive officers of the Company as of May 31, 2010:

Name and Address	Position(s )	Age

Alex Eliashevsky(*)	Chief Executive Officer and Chairman	33

R. Bev Harrison(*)	Chief Financial Officer	72

Stephen D. Wolfe	Director	41

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

R. Bev Harrison . R. Bev Harrison was appointed to the position of Chief Financial Officer of the Company on June 1, 2010. From 2002 until present, Mr. Harrison has served as President of WestFactor Capital Inc., a factoring company that purchases commercial accounts receivable from small and mid-sized businesses in Western Canada. Prior to joining WestFactor Capital Inc., Mr. Harrison was President of Ashlar Capital Corporation from 1995 through 2002 and prior to joining Ashlar Capital Corporation, Mr. Harrison held senior management positions for a number of organizations, including Davis & Company and Columbia Computing Services Ltd. Mr. Harrison was also a partner at Arthur Andersen & Co. from 1973 to 1986. Mr. Harrison graduated from Queen's University in 1962 with a gold medal as top scholastic graduate.

Alex Eliashevsky . Alex Eliashevsky was appointed as director of the Company on May 27, 2010. For over the last five years, Mr. Eliashevsky has served as an independent equity options trader at the Chicago Board of Options Exchange (CBOE). Prior to trading as a sole proprietor, Mr. Eliashevsky worked as a trader with Cutler Group LP beginning in 1998. Mr. Eliashevsky graduated from Northwestern University in 2000 with a degree in Industrial Engineering. Mr. Eliashevsky also holds the position of Manager, Mergers & Acquisitions with the Company. Mr. Eliashevsky’s understanding of and experience in the financial markets provide valuable financial expertise to the Board of Directors.

Stephen Wolfe Stephen Wolfe is the Principal Chemical Engineer at Columbia Energy and Environmental Services, Inc. in Richland, Washington. Mr. Wolfe has worked on the design, fabrication, testing, startup and documentation for over 30 water treatment systems, including both the removal of specific constituents and broader systems purifying from ground water standards to ultra-pure. Mr. Wolfe specializes in waste water treatment with ion exchange resins. For the past three years he has supported the pump and treatment systems for the Hanford ground water program. Mr. Wolfe has more than 17 years of experience in process engineering, nuclear waste treatment, transport and disposal, water treatment, project management, nuclear analysis, facility start-up and commissioning, chemical production, analytic equipment design, and research. He has extensive experience interfacing with the DOE, EPA and Ecology on technical issues involving groundwater remediation processes.

No officer or director has been involved in any material legal proceeding.

There are no arrangements, understandings, or family relationships pursuant to which our directors or executive officers were selected.

None of our directors and officers work full time for the Company. Alex Eliashevsky spends approximately ten hours per month on the affairs of the Company. R. Bev Harrison spends approximately eighty hours per month working for the Company. We believe that both of our executive officers, Mr. Eliashevsky and Mr. Harrison will have to increase the time they spend on the affairs of the Company as the Company’s business develops. If the Company’s executive officers are unable to increase the amount of time they dedicate to the Company, the Company will have to hire consultants to assist them. Hiring consultants can be expensive. If the Company will not have sufficient funds to hire consultants the Company may not be able to grow and develop and its business may be negatively impacted.

We have entered into a consulting agreements with Harrison Management Corporation, an entity owned by R. Bev Harrison, the Company’s Chief Financial Officer, f or certain management services to the Company.

Our Audit Committee

Our Board of Directors have appointed Alex Eliashevsky and R. Bev Harrison to our Audit Committee. Neither of them can be considered an “audit committee financial expert” as defined in Item 407 of Sarbanes-Oxley Act of 2002. The Audit Committee Members will have to search and identify an individual who meets these requirements. This has not occurred.

Our Audit Committee Charter requires that its members monitor the following:

  the integrity of the financial statement of our Company;

  the compliance by our Company with legal and regulatory requirements;

  the independence and performance of our Company’s external auditors;

  make regular reports to our Board of Directors;

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

Code of Ethics

To ensure that potential conflicts of interest are avoided or declared, the Board of Directors adopted, on August 7, 2007, a Code of Business Ethics and Control for the Board of Directors (the “ Code ”). The Code embodies our commitment to such ethical principles and sets forth the responsibilities of the Company and its officers and directors to its shareholders, employees, customers, lenders and other organizations. The Code addresses general business ethical principles and other relevant issues. A copy of the Code may be obtained free of charge, upon written request to the Company at 3470 E. Russell Road, Suite 275 Las Vegas, NV 89120.

Section 16(a) Beneficial Ownership Reporting Compliance

In connection with Alex Eliashevsky’s appointments as director of the Company on May 27, 2010, he was required to file a Form 3 no later than June 7, 2010. Mr. Eliashevsky filed the Form 3 on June 8, 2007.

In connection with the cancellation of an aggregate of 129,000,000 shares of the Company’s common on September 14, 2009, by certain directors and certain former shareholders of the Company, such individuals were required to file a form 4 indicating their change in ownership. No Form 4s were filed by such individuals to report the cancellation of some of their shares.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by our Company for the fiscal years ending March 31, 2009, 2010 and 2011, for each of our officers and directors. This information includes dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-equity Incentive Plan Compensation ($) (g)	Change in Pension value and Nonqualified Compensation Earnings ($) (h)	All other Compensation ($) (i)

Deborah Appana Director, Former Chief Executive Officer and President (1)	2011 2010 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Ashmi Deo Director, Secretary, Former Chief Financial Officer, Chief Accounting Officer and Treasurer (2)	2011 2010 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Adi Muljo Director, Chief Executive Officer and Chairman of the Board (3)	2011 2010 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

John J. Ryan III President (4)	2011 2010 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

R. Bev Harrison Chief Financial Officer (5)	2011 2010 2009	$31,500 -0- -0-	-0- -0- -0-	126,000 -0- -0-	400,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Alex Eliashevsky Director, Chief Executive Officer and Chairman (6)	2011 2010 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	500,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

(1)	Ms. Appana has resigned as the Company’s Chief Executive Officer and President on July 20, 2009.
(2)	Ms. Deo resigned as the Company’s Chief Financial Officer and Treasurer on July 1, 2010.
(3)	Adi Muljo was appointed a director, Chairman of the Board of Directors and Chief Executive Officer of the Company on July 20, 2009 and he resigned on October 15, 2010.
(4)	John J. Ryan III was appointed as President of the Company on July 20, 2009 and he resigned August 27, 2010.
(5)	R. Bev Harrison was appointed to the position of Chief Financial Officer of the Company on July 1, 2010.
(6)	Alex Eliashevsky was appointed as director of the Company on May 27, 2010 and Chief Executive Officer on October 15, 2010.

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

On July 1, 2010 the Company entered into an Independent Contractor Agreement with Harrison Management Company, an entity owned by R. Bev Harrison, the Company Chief Financial Officer (the “ Harrison Agreement ”). Under the terms of the Harrison Agreement, Mr. Harrison will provide certain management services to the Company. The Company will compensate Harrison Management Company at the lesser of $150 per hour or $7,000 per month in the form of 50% cash and 50% stock options with an exercise price per share of fair market value as of the date of the grant.

Stock Option Plan

On September 20, 2010 the directors approved the 2010 Stock Option Plan which permits the Company to issue up to 2,200,000 shares of common stock to directors, officers, employees and consultants of the Company upon the exercise of stock options granted under the 2010 Plan. The options have an exercise price of $0.50 per share and vest at the rate of 20% per annum.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2011 (based on 29,880,571 total outstanding shares), the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title of Class	Name and Address of Beneficial Owner	Amount and nature of Beneficial Ownership	Percent of Class

Officers and Directors

Common Stock	Alex Eliashevsky (1) 100 Jericho Quadrangle, Suite 339, Jericho, New York 11753-2702	200,000 (1)	0.01%

Common Stock	Directors and Officers as a Group (5 persons)	200,000	0.01%

5% Shareholders

Common Stock	Devi Kirpal Nasela, Wainibokasi PO Box 3251 Nausori, Fiji	2,400,000	8.0%

Common Stock	Antonio Grande 848 Old Lauers Lance Wyomissing, PA 19610	1,500,000	5.0%

(1) Mr. Alex Eliashevsky, one of the Company’s directors and the Company’s Manager, Mergers & Acquisitions, is the beneficial owner of 200,000 common shares which are held of record by Alliana Group, LLC. Mr. Eliashevsky is the managing member of Alliana Group, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

In addition, on July 1, 2010 the Company entered into an Independent Contractor Agreement with Harrison Management Company, an entity owned by R. Bev Harrison, the Company Chief Financial Officer (the “ Harrison Agreement ”). Under the terms of the Harrison Agreement, Mr. Harrison will provide certain management services to the Company. The Company will compensate Harrison Management Company at the lesser of $150 per hour or $7,000 per month in the form of 50% cash and 50% stock options with an exercise price per share of fair market value as of the date of the grant.

In July, 2010, Alliana Group, LLC purchased 200,000 shares of the Company’s common stock in a private placement by the Company. Mr. Eliashevsky, one of the Company’s directors, is also the managing member of Alliana Group, LLC, and therefore he is considered a beneficial owner of such shares.

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

Director Independence

During fiscal 2011, we had no independent director on our board until Mr. Wolfe joined the board in March, 2011. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

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

Annual Board Meetings

The Board of Directors did not have any meetings in the fiscal year ended March. 31 2011. All actions taken by the Board of Directors were taken by unanimous written consent of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the year ended March. 31, 2011 for professional services for the review of the quarterly financial statements as of June 30, 2010 September 30, 2010 and December 31, 2010, annual financial statements as of March. 31, 2011 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those periods was $31,480.

The aggregate fees billed by the independent registered accountants for the year ended March 31, 2010 for professional services for the review of the quarterly financial statements as of June 30, 2009, September 30, 2009 and December 31, 2009, annual financial statements as of March 31, 2010 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those periods was nil.

(2)           Audit-Related Fees

The aggregate fees billed in each of the periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in March 31, 2011 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the fiscal year ended March 31, 2009 and the fiscal year ended March. 31, 2011 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

The Audit Committee pre-approves all audit and non-audit services to be performed by the principal accountants in accordance with the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. The Board of Directors pre-approved 100% of the audit, audit-related and tax services performed by the principal accountants in fiscal 2011.

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

ITEM 15. EXHIBITS , FINANCIAL STATEMENTS SCHEDULES

(a) (1) Financial Statements. The following financial statements are included in this report:

(a) (2) Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

2	Corporate Charter (incorporated by reference from Culture Medium Holdings Corp.’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

3(i)	Articles of Incorporation (incorporated by reference from Culture Medium Holdings Corp.’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

3(ii)	By-laws (incorporated by reference from Culture Medium Holdings Corp.’s Registration Statement on Form S-1 filed on June 17, 2008, Registration No. 333-151708)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Culture Medium Holdings Corp.’s Registration Statement on Form S-1 filed on June 17, 2008 Registration No. 333-151708)

10.6	Independent Contractor Agreement dated July 1, 2010 by and between Culture Medium Holdings Corp. and Harrison Management Corporation

31.1	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13(a) — 14(a)/15(d) — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification

32.2	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CULTURE MEDIUM HOLDINGS CORP.
(Registrant)

By: /s/Alex Eliashevsky
Alex Eliashevsky
Chief Executive Officer and Director
Date: August 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on its behalf of the requirement and in the capillaries on the dates indicated.

By: /s/ Alex Eliashevsky
Alex Eliashevsky
Chief Executive Officer and Director
Date: August 15, 2011

By: /s/R. Bev Harrison
R. Bev Harrison
Chief Financial Officer
Date: August 15, 2011

By: /s/Stephen D. Wolfe
Stephen D. Wolfe
Director
Date: August 15, 2011

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and
Stockholders of Culture Medium Holdings Corp. and Subsidiaries
(formerly Brand Neue Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Culture Medium Holdings Corp. and Subsidiaries (formerly Brand Neue Corporation) (The Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Culture Medium Holdings Corp. and Subsidiaries (formerly Brand Neue Corporation) as of March 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates CPA’s, Inc.”
Murray, Utah
August 12, 2011

CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES
(formerly Brand Neue Corporation)

CONSOLIDATED BALANCE SHEET - MARCH 31

	2011	2010
ASSETS
Current Assets
Cash	$115,734	$155
Accounts and advances receivable (Note 3)	482,521	-
Inventories	330,643	-
Prepaid expenses	106,132	2,605
Net assets of discontinued operations (Note 10)	76,615	-

	1,111,645	2,760

Distribution rights, net of accumulated amortization of $5,850	111,150	-
Website, net of accumulated amortization of $5,363 (Note 4)	90,153	25,470
Licence fees (Note 14)	-	285,000
Goodwill (Note 5)	1,000,000

TOTAL ASSETS	$2,312,948	$313,230
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable	$394,303	$60,165
Accrued expenses	243,540	-
Advances payable	150,745	-
Notes and debentures payable (Note 6)	323,408	440,628
Due to related parties (Notes 6 and 7)	469,614	90,371

TOTAL CURRENT LIABILITIES	1,581,610	591,164

Debentures payable (Note 6)	275,000	-

TOTAL LIABILITIES	1,856,610	591,164

STOCKHOLDERS' EQUITY (DEFICIENCY)
Culture Medium Holding Corp. And Subsidiaries Stockholders’ Equity (Deficit)
Common stock: $0.001 par value, 500,000,00 shares authorized 29,880,571 issued at March 31, 2011 and 24,371,905 issued at March 31, 2010 (Notes 8 and 9)	29,880	24,372
Additional Paid-in Capital	2,239,476	43,004
Retained (deficit)	(2,579,267)	(345,310)
Common stock to be issued (Note 5)	1,000,000	-
Total Culture Medium Holdings Corp. And Subsidiaries Stockholders’
Equity (Deficit)	690,089	(277,934)
Noncontrolling interest (Note 11)	(233,751)	-
	456,338	(277,934)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,312,948	$313,230

The accompanying notes are an integral part of these consolidated financial statements.

CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES
(formerly Brand Neue Corporation)

CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended March 31

	2011	2010

SALES	$977,133	-
COST OF SALES	280,094	-
Gross Income	697,039

OPERATING EXPENSES
General and administrative	1,087,867	257,458
Sales and marketing	731,916	-
Impairment losses (Notes 4 and 12)	920,879	-
Operating income (loss)	(2,043,623)	(257,458)

OTHER
Start-up costs of subsidiary	200,488	-
Interest expense, net of interest income of $10,000	63,747	12,159
Income (loss) from continuing operations	(2,307,858)	(269,617)

DISCONTINUED OPERATIONS (Note 9)
Loss from operations of Inteledgent Lighting Solutions Inc.	159,851	-
Net Loss	(2,467,709)	(269,617)

Less net (loss) attributable to noncontrolling interest (Note 11)	(233,751)	-

NET LOSS ATTRIBUTABLE TO CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES	($2,233,957)	($269,617)

NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS – BASIC AND DILUTED	($0.08)	($0.01)

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS – BASIC AND DILUTED	($0.01)	-

WEIGHTED AVERAGE SHARES OUTSTANDING – BASIC AND DILUTED	27,494,154	24,371,905

The accompanying notes are an integral part of these consolidated financial statements.

CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES
(formerly Brand Neue Corp)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the years ending March 31, 2011 and 2010

					Common
			Additional		Stock	Non-
	Common Stock		Paid-In	Cumulative	To Be	Controlling
	Shares	Amount	Capital	Deficit	Issued	Interest	Total
Balance, March 31, 2009	24,371,905	$24,372	$27,404	(75,693)	-	-	$(23,917)
Contributed expenses			15,600				15,600
Net loss for the year				(269,617)			(269,617)
Balance, March 31, 2010	24,371,905	24,372	43,004	(345,310)	-	-	(277,934)
Shares issued for cash	1,708,666	1,708	448,160				449,868
Shares issued for debt	900,000	900	449,100				450,000
Discount on convertible notes			51,138				51,138
Accrued cost of stock options			107,443				107,443
Shares issued for services	400,000	400	199,600				200,000
Shares issued to acquire subsidiary	2,500,000	2,500	622,500				625,000
Warrants issued with stock, for cash			318,531				318,531
Shares to be issued (Note 5)					1,000,000		1,000,000
Net loss for the year				(2,233,957)		(233,751)	(2,467,708)
Balance, March 31, 2011	29,880,571	$29,880	$2,239,476	$(2,579,267)	$1,000,000	$(233,751)	$456,337

The accompanying notes are an integral part of these consolidated financial statements.

CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES
(formerly Brand Neue Corp)

STATEMENTS OF CONSOLIDATED CASH FLOWS
For the years ended March 31.

	2011	2010
OPERATING ACTIVITIES
Net income (loss)	($2,467,709)	($269,617)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	32,600	15,878
Contributed expenses	-	15,600
Stock issued for services	200,000
Impairment loss on license fees, ILS acquisition, and website	920,879	-
Compensation cost of stock options.	107,442
Net assets of discontinued operations	(76,615)	-
Change in operating assets and liabilities
Accounts and advances receivable	(482,521)	-
Inventory	(80,643)	-
Prepaid	(103,527)	(2,605)
Accounts payable	334,138	45,502
Accrued expenses	243,540	-
Advances payable	150,745	-
Net cash used in operating activities	(1,221,671)	(195,242)
INVESTING ACTIVITIES
Purchase of license fees	-	(300,000)
Website	(107,265)	(26,348)
Net cash used in investing activities	(107,265)	(326,348)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	768,400	300,000
Proceeds from sale of debentures	275,000	-
Advances from directors	388,615	80,865
Payment on notes payable	(50,000)	-
Proceeds from sale of notes	62,500	140,628
Net cash provided by financing activities	1,444,515	521,493

NET INCREASE (DECREASE) IN CASH	115,579	(97)

CASH, BEGINNING OF YEAR	155	252

CASH, END OF YEAR	$115,734	$155

Cash paid for interest	$7,857
SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES

400,000 common shares issued for investor relation services	$200,000
900,000 common shares issued for debt	$450,000
2,500,000 common shares issued for shares of subsidiary	$625,000
Loan proceeds paid by third party to supplier for inventory	$250,000
2,000,000 common shares issued for shares of subsidiary	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES
(formerly Brand Neue Corp.)
Notes to the Consolidated Financial Statements
March 31, 2011

1.	ORGANIZATION

Culture Medium Holdings Corp. was organized under the laws of the State of Nevada on March 15, 2007 with the authorized capital stock of 500,000,000 shares at $0.001 par value.

On July 10, 2009, the Company’s Articles of Incorporation were amended to change its name from “Qele Resources, Inc.” to “Brand Neue Corp.” On March 4, 2011 the Company merged with its wholly owned subsidiary and assumed the name of “Culture Medium Holdings Corp.”

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Principles of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. For those consolidated subsidiaries in which the Company's ownership is less than 100 percent (100%), the outside stockholders' interests are shown as noncontrolling interest in the Company's consolidated balance sheet. The noncontrolling interest of the Company's earnings or loss is classified as net income or loss attributable to noncontrolling interest in the consolidated statement of operations.

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

On March 31, 2011 the Company had a net operating loss carry forward of $2,579,267 for income tax purposes. The tax benefit of approximately $877,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will expire during 2031.

Financial and Concentrations Risk

The company has no financial risks. However all of Voyager’s revenue are from the sale of one product.

Basic and Diluted Net Income (loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then the basic and diluted per share amounts are the same.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Inventory

Inventory is carried at the lower of cost and net realizable value.

Amortization of Distribution Rights

The Company amortizes its distribution rights on a straight-line basis over its useful life of five years. Management will, on an annual basis, review the useful life of these costs to determine if there is impairment in their value.

Amortization of Website

The Company has determined the useful life of its website to be five year and amortizes its original cost on a straight line bases. Management will, on an annual basis, review the useful life of its website to determine if there is impairment in its value.

Start-up Costs

The Company expenses start-up costs as they are incurred. In 2011 $200,488 of such costs were expensed.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360- 10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

3.	ACCOUNTS AND ADVANCES RECEIVABLE

Accounts and advances receivable consist of:

$292,204	– credit card payments being processed by banks
$190,317	– Luma Vue - see note 14
$482,521

4.	WEBSITE

In March, 2011 the Company changed its name and substantially revised its website. Accordingly, it wrote off the unamortized costs of the original website.

The Company’s subsidiary has developed a comprehensive website through which it conducts its business. The costs incurred ($95,515) have been capitalized and will be written off on a straight line basis over five years. Amortization for 2011 is $5,363. Each year the Company will review the life of the website and if impairment occurs will expense the residual balance outstanding.

5.	ACQUISITION OF VOYAGER HEALTH TECHNOLOGIES CORP

On September 30, 2010 the Company entered into an agreement to acquire a 51% interest in Voyager Health Technologies Corp. (“Voyager”) through the issue of 2,000,000 common shares. The shares were valued at $0.50, the trading value at the time the agreement was signed. As of March 31, 2011, these shares had not yet been issued and are therefore reported as Common Stock to be issued on the balance sheet. Voyager successful launched its business on January 28, 2011.

The purchase price of $1,000,000 was allocated $117,000 to Distribution Rights assets, $117,000 to notes and accounts payable, and $1,000,000 to Goodwill. The Company determined that as of March 31, 2011, there was no impairment on the Goodwill. On at least an annual basis, management will review the carrying value of the goodwill to determine if there is impairment in its value.

6.	NOTES AND DEBENTURES PAYABLE

On February 1, 2011 the Company issued a convertible promissory note for $37,500 and on March 7, 2011 a further note for $25,000. The notes are due November 3, 2011 and December 9, 2011 respectively. Both notes bear interest at 8% and can be prepaid with a 50% premium 120 to 180 days from the day of issue. After 180 days the holder of the notes can elect to convert the principal and interest on the notes into common shares. The conversion price is 55% of the lowest 3 bid closing days for the 10 days before the conversion election. The intrinsic value of the conversion feature is such that a discount on debt of $51,138 has been recorded and is being amortized over the term of the notes. As of March 31, 2011, $17,046 of this discount had been amortized to interest expense.

The Company’s subsidiary, Voyager Health Technologies Corp., has:

•

$275,000 of 10% convertible debentures payable due May 31, 2012, with interest payable quarterly. At maturity and at the holder’s option, the debentures can be exchanged for common stock of the Company. For $250,000 of the debentures the conversion price is $0.35. For the remaining $25,000 the conversion price is $0.50 In the event of a default, all of Voyager’s assets at that time are security for the debenture holders

•

$250,000 promissory note payable due May 17, 2011, with monthly interest of 8%. In addition the note holder is to receive Company common shares valued at $0.35 equal to the amount of interest paid. Interest of $7,857 has been paid to March 1, 2011. Voyager is currently negotiating an extension for the maturity date of the note.

• $45,000 note payable to the vendor of the marketing rights to the products being sold by the company. The note is payable in 4 monthly installments beginning in April, 2011, and bears no interest.

During the year ended March 31, 2010, the Company obtained advances from various parties totalling $440,628. The advances are repayable on a demand basis and are convertible into common shares at the price of $0.25 per share. No valuation has been assigned to the conversion rights.

7.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

During fiscal 2010 officers-directors and their families acquired 14.8% of the common stock issued, have made demand loans to the Company of $90,371 and have made contributions to capital of $35,100 in the form of expenses paid for the Company.

During fiscal 2011 directors have made further advances of $388,615. These advances are non-interest bearing and payable on demand.

8.	COMMON STOCK

During the year ended March 31, 2011 the Company issued

•

700,000 common shares for $330,000 cash, under an agreement which provides for payment by the Company to those shareholders of an amount equal to 75% of all gross profits achieved by Culture Medium Holdings Corp., (gross profits from the parent company only) from the sale of products, after deducting direct expenses, up to an aggregate payment amount of $350,000. In addition, for the year following the date of issue of the shares, the Company has the right to repurchase up to one-half of those shares sold a price of $1.00 per share.

•	900,000 common shares to repay $450,000 of advances payable
•

704,000 common shares for $332,000 cash and a warrant to purchase a further 704,000 shares at $1.00 each. These warrants were valued using the Black-Scholes model, producing a total warrant fair value of $318,531, which has been allocated to additional paid-in capital.

•	400,000 common shares for $200,000 of investor relation services rendered
•	304,666 common shares for $106,400 cash
•	2,500,000 common shares for 51% of InteLEDgent Lighting Solutions valued at $0.25 each.

In addition, in connection with the establishment of Voyager Health Technologies Corp. the Company is committed to issuing 2,000,000 common shares. As explained more fully in footnote 5, the shares have been reflected on the balance sheet as “Common Stock to be Issued” at a value of $0.50 each.

9.	STOCK OPTIONS

On September 20, 2010 the directors approved the 2010 Stock Option Plan which permits the Company to issue up to 2,200,000 shares of common stock to directors, officers, employees and consultants of the Company. The options have an exercise price of $0.50 per share, a contractual term of 5 years, and vest at the rate of 20% of the grant in the 11th, 23rd, 35th, 47th and 59th month after the date of grant.

On November 1, 2010 the Company awarded 500,000 stock options to a director and 400,000 to a consultant. At March 31, 2011 none of those shares had vested. In addition, a consultant who is paid monthly a combination of cash and stock options has earned a total of 126,000 stock options which are vested as of March 31, 2011.

The Company uses the Black Scholes model to value the options outstanding at March 31, 2011. The assumptions used in the valuation calculation included:

•	Expected volatility of 328% (based on the previous 250 day’s stock price observations)
•	Stock price of $0.35
•	Option price of $0.50
•	Expected term of 5 years
•	Discount rate of 1.78%
•	Expected dividends $0.00

There were no options issued or outstanding prior to September 2010. The weighted average exercise price for all options outstanding at March 31, 2011 is $0.50 (only 126,000 are exercisable). The total grant date fair value for the 1,026,000 options issued during the year ended March 31, 2011, was $358,997 ($251,555 for all nonvested options at March 31, 2011 – weighted average of $0.34 per option). The total fair value is being charged to expense over the expected term of 5 years, using the vesting rates identified above.

As a result, $107,442 was recorded as compensation expense in the statement of operations (including in G&A). No options were exercised during the year.

At the grant date and at March 31, 2011 the intrinsic value of all the options (vested and non vested) was zero because quoted market was less than the exercise price.

When options are exercised, the Company expects to issue shares from treasury.

10.	ACQUISITION OF INTELEDGENT LIGHTING SOLUTIONS INC.

On September 10, 2010, the Company entered into a memorandum of understanding under which the business of WorldWide LED Lights Inc. and the Company’s LED business will be combined under the name “InteLEDgent Lighting Solutions Inc.” (“InteLEDgent”) The Company acquired a 51% equity interest in InteLEDgent through the issue of 2,500,000 of its common shares. The agreements reflecting the memorandum of understanding were signed in December, 2010 and the 2,500,000 shares issued in January, 2011. These shares were valued using the stock price on December 31, 2010, which was $0.25. As a result, the purchase price was $625,000 and was entirely allocated to Goodwill, as there were no identifiable assets or liabilities.

Management of InteLEDgent has been unable to conclude any sales Since the Company does not have the resources needed to develop the LED business at this time, it has decided to discontinue those operations. The InteLEDgent assets are reflected as “Net assets of discontinued operations” in the consolidated balance sheet and operations are reflected as “discontinued operations” in the consolidated statement of operations. Accordingly, the recorded goodwill of $625,000 was impaired at March 31, 2011.

11.	NONCONTROLLING INTERESTS IN SUBSIDIARIES

The noncontrolling interest in subsidiaries is analyzed as follows:

Share of loss from continuing operations	$155,424
Share of loss from discontinued operations	78,327
$233,751

12.	IMPAIRMENT LOSSES

Impairment losses are analyzed as follows:

Impairment of goodwill related to acquisition of InteLEDgent Lighting Solutions	$625,000
Impairment of investment in Gizmo Packaging license	278,643
Impairment of the Company’s website costs	17,236
$920,879

13.	LEASE COMMITMENTS

Voyager Health Technologies Corp. has entered into an office lease which expires on April 30, 2012 and which requires minimum lease payments of $112,974 in fiscal year 2012, and $9,414 in fiscal year 2013.

14.	TERMINATED AND EXPIRED AGREEMENTS

On June 1, 2010, the Company entered into a Contract with Luma Vue, Inc. to become the exclusive distributor of Luma Vue advanced LED lighting products and lighting systems in North America. Since Luma Vue failed to meet certain conditions the contract was terminated. The $400,000 advanced by the Company to Luma Vue was repaid with inventory ($220,000). The balance ($190,317) is to be repaid with interest at 10% per annum.

On June 24, 2009, the Company acquired rights and interest in and to a license agreement with Gizmo Packaging Ltd. with respect to manufacture, marketing, distribution and sale of a bottle capping device called “Gas Cap” and the employment of technology and improvements related thereto for a period of fifteen years from June 24, 2009.

Gizmo Packaging Ltd. contends that the Company is in default under the License Agreement with that company. The Company does not agree and is in discussions with Gizmo Packaging to resolve the matter. In the meantime, management has concluded that the license fee has no continuing value. No sales of the bottle capping device have occurred since the Company acquired the license. Further, all sales effort has ceased and the Company has no plans to revive sales efforts. Accordingly, the Company wrote off the unamortized balance of $278,643.

15.	GOING CONCERN

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