Form 10-Q
period 2011-06-30
Culture Medium Holdings Corp.
filed 2011-08-22
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934
For the transition period from

Commission File number 000-53318

CULTURE MEDIUM HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0560939
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2190 E Pebble Rd, Suite 100, Las Vegas, NV 89123
(Address of principal executive offices)

702-331-6800
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
Yes [ X ]  No [    ]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Small reporting company	[ X ]
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [    ]   No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

August 12, 2011: 29,880,571 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Culture Medium Holdings Corp. at June 30, 2011 (with comparative figures as at March 31, 2011) and the consolidated statements of operations and cash flows for the three months ended June 30, 2011 and 2010, have been prepared by our company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30	March 31
	2011	2011
ASSETS
Current Assets
Cash	$153,824	$115,734
Accounts and advances receivable (Note 3)	420,020	482,521
Inventories	208,650	330,643
Prepaid expenses	81,389	106,132
Net assets of discontinued operations (Note 10)	76,615	76,615
TOTAL CURRENT ASSETS	940,498	1,111,645
Distribution rights, net of accumulated amortization of 11,700 at June 30 and $5,850 at March 31, 2011	105,300	111,150
Website, net of acccumulated amortization of $10,726 at June 30 and $5,363 at March 31 (Note 4)	84,789	90,153
Goodwill (Note 5)	1,000,000	1,000,000
TOTAL ASSETS	$2,130,587	$2,312,948
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$422,961	$394,303
Accrued expenses	218,724	243,540
Advances payable	111,788	150,745
Notes and debentures payable, net of discount of $8,492 and $34,092 at June 30, 2011 and March 31, 2011, respectively (Note 6)	298,508	323,408
Due to related parties (Note 7)	469,614	469,614
TOTAL CURRENT LIABILITIES	1,521,595	1,581,610
Debentures payable (Note 7)	275,000	275,000
TOTAL LIABILITIES	1,796,595	1,856,610
SHAREHOLDERS' EQUITY
Culture Medium Holdings Corp. and Subsidiaries Stockholders’ Equity
Common stock: $0.001 par value, 500,000,00 shares authorized 29,880,571 issued at June 30 and March 31, 2011(Note 8)	29,880	29,880
Additional Paid-in Capital	2,291,184	2,239,476
Retained (deficit)	(2,715,173)	(2,579,267)
Common stock to be issued (Note 5)	1,000,000	1,000,000
Total Culture Medium Holdings Corp. and Subsidiaries Stockholders’
Equity	605,891	690,089
Noncontrolling interest	(271,899)	(233,751)
	333,992	456,338
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,130,587	$2,312,948

The accompanying notes are an integral part of these consolidated financial statements.

CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

For the three months ended June 30
(Unaudited)

	2011	2010
SALES	$1,071,888	-
COST OF SALES	201,229	-
Gross Income	870,659	0

OPERATING EXPENSES
General and administrative	314,462	51,637
Sales and marketing	601,489	38,108
	915,951	89,745
Operating income (loss)	(45,292)	(89,745)
OTHER EXPENSE
Interest expense, net of interest income of $4,500 in 2011	128,762	10,572

Net Loss	(174,054)	(100,317)

Less net (loss) attributable to noncontrolling interest	(38,148)	-

NET LOSS ATTRIBUTABLE TO CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES	(135,906)	(100,317)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES COMMON SHAREHOLDERS - BASIC AND DILUTED	($0.01)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	29,880,571	24,934,904

The accompanying notes are an integral part of these consolidated financial statements.

CULTURE MEDIUM HOLDINGS CORP.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30
(Unaudited)
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	($174,054)	($100,317)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	36,813	6,000
Compensation costs of stock options	51,709
Change in operating assets and liabilities
Accounts and advances receivable	62,501	-
Inventory	121,993	-
Prepaid	24,743	2,605
Accounts payable	28,658	(108,470)
Accrued expenses	(24,816)	-
Advances payable	(38,957)	17,587
Net cash used in operating activities	88,590	(182,595)
INVESTING ACTIVITIES
Advances receivable	-	(265,000)
Net cash (used) in investing activities		(265,000)
FINANCING ACTIVITIES
Net proceeds from sale of shares	-	736,512
Less amount in trust account	-	(287,547)
Repayment of notes	(50,500)
Net cash (used) provided by financing activities	(50,500)	448,965

NET INCREASE IN CASH	38,090	1,370

CASH, BEGINNING OF PERIOD	115,734	155

CASH, END OF PERIOD	$153,824	$1,525

The accompanying notes are an integral part of these consolidated financial statements.

CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2011
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

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

Basis of presentation

The accompanying consolidated balance sheets of Culture Medium Holdings Corp. at June 30, 2011 (with comparative figures as at March 31, 2011) and the consolidated statements of operations and cash flows for the three months ended June 30, 2011 and 2010, have been prepared by our company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

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

On June 30, 2011 the Company had a net operating loss carry forward of $2,715,173 for income tax purposes. The tax benefit of approximately $923,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will begin to expire in 2027.

Financial and Concentrations Risk

The company has no financial risks. However all of Voyager’s revenue is from the sale of one product.

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

Accounts and advances receivable consist of:
      $225,203 – credit card payments being processed by banks
      $194,817 – Luma Vue – including interest
      $420,020

4.	WEBSITE

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

On September 30, 2010 the Company entered into an agreement to acquire a 51% interest in Voyager Health Technologies Corp. (“Voyager”) through the issue of 2,000,000 common shares. The shares were valued at $0.50, the trading value at the time the agreement was signed. As of June 30, 2011, these shares had not yet been issued and are therefore reported as Common Stock to be issued on the balance sheet. Voyager successful launched its business on January 28, 2011.

The purchase price of $1,000,000 was allocated $117,000 to Distribution Rights assets, $117,000 to notes and accounts payable, and $1,000,000 to Goodwill. On at least an annual basis, management will review the carrying value of the goodwill to determine if there is impairment in its value.

6.	NOTES AND DEBENTURES PAYABLE

On February 1, 2011 the Company issued a convertible promissory note for $37,500 and on March 7, 2011 a further note for $25,000. The notes are due November 3, 2011 and December 9, 2011 respectively. Both notes bear interest at 8% and can be prepaid with a 50% premium 120 to 180 days from the day of issue. After 180 days the holder of the notes can elect to convert the principal and interest on the notes into common shares. The conversion price is 55% of the lowest 3 bid closing days for the 10 days before the conversion election. The intrinsic value of the conversion feature is such that a discount on debt of $51,138 has been recorded and is being amortized over the term of the notes. As of June 30, 2011, $42,646 of this discount had been amortized to interest expense.

The Company’s subsidiary, Voyager Health Technologies Corp., has:

$275,000 of 10% convertible debentures payable due May 31, 2012, with interest payable quarterly. At maturity and at the holder’s option, the debentures can be exchanged for common stock of the Company. For $250,000 of the debentures the conversion price is $0.35. For the remaining $25,000 the conversion price is $0.50 In the event of a default, all of Voyager’s assets at that time are security for the debenture holders

$250,000 promissory note payable due May 17, 2011, with monthly interest of 8%. In addition the note holder is to receive Company common shares valued at $0.35 equal to the amount of interest paid. Interest of $7,857 has been paid to March 1, 2011. Voyager is currently negotiating an extension for the maturity date of the note, along with determining when shares will be issued pursuant to the provisions of the note agreement. Interest on the note has been accrued to June 30, 2011.

$45,000 note payable to the vendor of the marketing rights to the products being sold by the company. The note is payable in 4 monthly installments beginning in April, 2011, and bears no interest.

7.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

During fiscal 2011 directors have made advances to the Company of $388,615. These advances are non-interest bearing and payable on demand. No advances were received from or payments made to related parties, outside of the normal course of business, during the three months ended June 30, 2011.

8.	COMMON STOCK

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

On November 1, 2010 the Company awarded 500,000 stock options to a director and 400,000 to a consultant. At March 31, 2011 none of those shares had vested. In addition, a consultant who is paid monthly a combination of cash and stock options has earned a total of 168,000 stock options which are vested as of June 30, 2011.

The Company uses the Black Scholes model to value the options outstanding at June 30, 2011. The assumptions used in the valuation calculation included:

Expected volatility of 328% (based on the previous 250 day’s stock price observations)

Stock price of $0.35

Option price of $0.50

Expected term of 5 years

Discount rate of 1.78%

Expected dividends $0.00

There were no options issued or outstanding prior to September 2010. The weighted average exercise price for all options outstanding at June 30, 2011 is $0.50 (only 168,000 are exercisable). The total grant date fair value for the 1,026,000 options issued during the year ended March 31, 2011, was $358,997 ($213,541 for all nonvested options at June 30, 2011 – weighted average of $0.34 per option). The total fair value is being charged to expense over the expected term of 5 years, using the vesting rates identified above.

As a result, $51,709 was recorded as compensation expense in the statement of operations (included in G&A), for the three months ended June 30, 2011. No options were exercised during the period.

At the grant date and at June 30, 2011 the intrinsic value of all the options (vested and non vested) was zero because quoted market was less than the exercise price.

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

Management of InteLEDgent has been unable to conclude any sales Since the Company does not have the resources needed to develop the LED business, as of March 31, 2011 the Company decided to discontinue those operations. The InteLEDgent assets are reflected as “Net assets of discontinued operations” in the consolidated balance sheet. Accordingly, the recorded goodwill of $625,000 was impaired at March 31, 2011.

11.	LEASE COMMITMENTS

Voyager Health Technologies Corp. has entered into an office lease which expires on April 30, 2012 and which requires minimum lease payments of $112,974 in fiscal year 2012, and $9,414 in fiscal year 2013.

12.	GOING CONCERN

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

Our unaudited financial statements are stated in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Culture Medium Holdings Corp., and our subsidiary Voyager Health Technologies Corp., unless otherwise indicated.

Overview

We were incorporated in the State of Nevada on March 15, 2007. Our original business purpose was to engage in the business of acquisition, exploration and development of natural resource properties. We have shifted our business to concentrate on bringing innovative products to market. In the past year we formed a subsidiary, Voyager Health Technologies Corp., to market nutriceutical products. It began operations on January 28, 2011,

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

The consolidated financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Analysis of Financial Condition and Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the three months ended June 30, 2011 and 2010.

Our operating results for the three month period ended June 30, 2011 and 2010 are summarized as follows:

	Three Months Ended
			June 30
	2011		2010
Revenue	$1,071,888	$	Nil
Operating expenses	$915,951		$89,745
Interest expense, net of interest income of $4,500 and $0 (three months ended June 30, 2011 and 2010, respectively).	$128,762		$10,572
Net Loss	$(174,054)		$(100,317)

Our net loss for the three month period ended June 30, 2011 was $174,054 compared to a net loss of $100,317 during the three month period ended June 30, 2010. However, a comparison of 2011 with 2010 is not meaningful. In January, 2011, one of the Company’s subsidiaries began operations. Its revenue and expenses are reflected in these consolidated financial statement. The company had no revenue in 2010 and the 2010 expenses reflect the cost of organizing the company to be an investment holding company.

As explained more fully below under “Legal Proceedings”, a subsidiary incurred substantial costs replacing management and consultants who violated the terms of their contracts, to the detriment of the subsidiary. The costs associated with removing them from the subsidiary total $93,098 and have been included in general and administrative expenses.

Expenses

Our operating expenses for the three months ended June 30, 2011 and 2010 are summarized in the table below:

	Three Months Ended
	June 30,
	2011	2010
General and administrative
Personnel	$84,967	$-
Compensation cost of stock options	51,709	-
Rent	30,866	23,365
Professional fees	21,532	21,726
Insurance	8,644	-
Office supplies	4,592	-
Cost of replacing management	93,098	-
All other G & A expenses	19,054	6,546
	$314,462	$51,637
Sales and marketing
Commissions to distributors	$461,964	$-
Website and internet	42,814	-
Sales incentives prizes	70,000	-
Distributor development	18,000	-
Personnel	-	15,525
Travel	-	15,000
All other sales and marketing expenses	8,711	7,583
	$601,489	$38,108

Liquidity and Capital Resources

Three Month Period Ended June 30, 2011 and 2010

Working Capital
	At	At
	June 30,	March 31,
	2011	2011
Current Assets	$940,498	$1,111,645
Current Liabilities	$1,521,595	$1,581,610
Working Capital (Deficit)	$(581,097)	$(469,965)

We reported total current assets of $940,498 and current liabilities of $1,521,595 at June 30, 2011, for net working capital deficit of $581,097.

Cash Flows
		Three Months
		Ended	Three Months Ended
		June 30,	June 30,
		2011	2010
Net Cash from (used in) Operating Activities		$88,590	$(182,595)
Net Cash used in Investing Activities	$	Nil	$(265,000)
Net Cash (Used) Provided by Financing Activities		$(50,500)	$448,965
Increase (Decrease) in Cash During the Period		$38,090	$1,370

We realize that we will have to raise additional funds in the near future to continue our operations. If, in the future, we are unable to raise such funds we may be unable to pay our creditors.

We have no historical information to allow anyone to base an evaluation on our future performance. We have only been incorporated since March 15, 2007 and have generated revenue only in 2011. We have incurred net losses of $2,715,173 for the period from March 15, 2007 (inception) to June 30, 2011. We do not know if we will be successful in our business operations in the future. We are a start-up company and are exposed to all the risks of being a start-up company, including the following:

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

Critical Accounting Policies

Principles of Consolidation

The consolidated financial statements of our company include our company and our wholly-owned and majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated. For those consolidated subsidiaries in which our company's ownership is less than 100 percent (100%), the outside stockholders' interests are shown as noncontrolling interest in our company's consolidated balance sheet. The noncontrolling interest of our company's earnings or loss is classified as net income or loss attributable to noncontrolling interest in the consolidated statement of operations.

Income Taxes

Our company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2011 our company had a net operating loss carry forward of $2,715,173 for income tax purposes. The tax benefit of approximately $923,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will expire during 2031.

Financial and Concentrations Risk

The company has no financial risks. However all of Voyager’s revenue is from the sale of one product.

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

Statement of Cash Flows

For the purposes of the statement of cash flows, our company considers all highly liquid investments with a maturity of three months or less to be cash equivalents

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Inventory

Inventory is carried at the lower of cost and net realizable value.

Amortization of Distribution Rights

Our company amortizes its distribution rights on a straight-line basis over its useful life of five years. Management will, on an annual basis, review the useful life of these costs to determine if there is impairment in their value.

Amortization of Website

Our company has determined the useful life of its website to be five year and amortizes its original cost on a straight line bases. Management will, on an annual basis, review the useful life of its website to determine if there is impairment in its value.

Advertising and Market Development

Our company expenses advertising and market development costs as incurred.

Impairment of Long-Lived Assets

Our company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable. When our company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Recent Accounting Pronouncements

Our company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Foreign Currency Translations

Part of the transactions of our company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. The functional currency is considered to be US dollars.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In March, 2011 management of Voyager Health Technologies Corp. (“Voyager”) violated the terms of its employment and consulting contract. As a result, our company applied to the District Court, Clark County, Nevada for an ex parte temporary restraining order (TRO) which was issued on May 3, 2011. The TRO required, among other things, that management leave the Voyager offices with only their personal effects. Instead, management continued operating Voyager to the detriment of our company. On May 17, 2011 the Court converted the TRO to a preliminary injunction. On that date new management began operating Voyager.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit	Description No.
(3)	Articles of Incorporation and Bylaws
3.1	Corporate Charter (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2008)
3.2	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2008)
3.3	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on June 17, 2008)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on March 14, 2011)
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated September 30, 2010 between our subsidiary, Voyager Health Technologies Corp. and Triunity International Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 15, 2011)
10.2	Stock Purchase Agreement dated September 10, 2010 between our company and Antonio Grande, Fiorino Grande, Michele Bosco, George A. Milas and Michael Lancellotti (incorporated by reference from our Quarterly Report on Form 10-Q filed on February 15, 2011)
10.3	2010 Stock Option Plan (incorporated by reference from our Quarterly Report on Form 10-Q filed on October 14, 2010)
10.4	Form of Stock Option Agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on October 14, 2010)
10.5	Independent Contractor Agreement dated July 1, 2011 by and between our company and Harrison Management Corporation (incorporated by reference from our Annual Report on Form 10-K filed on August 15, 2011).
(21)	Subsidiaries of Registrant
21.1	Voyager Health Technologies Corp.
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Alex Eliashevsky (principal executive officer).
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of R. Bev Harrison (principal financial officer and principal accounting officer).
32	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Alex Eliashevsky (principal executive officer, principal financial officer and principal accounting officer).
32.2*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of R. Bev Harrison (principal financial officer and principal accounting officer).
* Filed herewith.

16

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 16, 2011

/s/ Alex Eliashevsky
Alex Eliashevsky
Chief Executive Officer and Chairman
(Principal Executive Officer)

August 16, 2011

/s/ R. Bev Harrison
R. Bev Harrison
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)