Form 10-Q/A
period 2011-06-30
Culture Medium Holdings Corp.
filed 2011-09-09
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to_________________

Commission File Number: 000-53318

CULTURE MEDIUM HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-0560939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
[X] Yes    [   ] No

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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (the “10-Q”), is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

ITEM 6.           EXHIBITS.

(a) Exhibits.

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Alex Eliashevsky (principal executive officer).*

31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of R. Bev Harrison (principal financial officer and principal accounting officer).*

32.1	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Alex Eliashevsky (principal executive officer, principal financial officer and principal accounting officer).*

32.2	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of R. Bev Harrison (principal financial officer and principal accounting officer).*

101	Interactive data files pursuant to Rule 405 of Regulation S-T**

* These exhibits were previously included in Culture Medium Holdings Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011.

** Filed with this Form 10-Q/A for Culture Medium Holdings Corporation.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 9, 2011

/s/ Alex Eliashevsky
Alex Eliashevsky
Chief Executive Officer and Chairman
(Principal Executive Officer)

September 9, 2011

/s/ R. Bev Harrison
R. Bev Harrison
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)