Form 10-Q
period 2011-09-30
Culture Medium Holdings Corp.
filed 2011-12-14
CIK 1436273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

November 4, 2011: 30,584,204 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Culture Medium Holdings Corp. at September 30, 2011 (with comparative figures as at March 31, 2011) and the consolidated statements of operations for the three and six months ended September 30, 2011 and 2010 and the consolidated statements of cash flows for the six months ended September 30, 2011 and 2010, have been prepared by our company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	Unaudited
	Sept. 30	March 31
	2011	2011
ASSETS
Current Assets
Cash	$-	$115,734
Accounts and advances receivable (Note 3)	467,705	482,521
Inventories	96,978	330,643
Prepaid expenses	37,172	106,132
Net assets of discontinued operations (Note 10)	0	76,615

TOTAL CURRENT ASSETS	601,855	1,111,645
Distribution rights, net of accumulated amortization of 17,550 at September 30 and $5,850 at March 31, 2011	99,450	111,150
Website, net of accumulated amortization of $16,089 at September 30 and $5,363 at March 31 (Note 4)	79,425	90,153
Goodwill (Note 5)	1,000,000	1,000,000

TOTAL ASSETS	$1,780,730	$2,312,948

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	274,174	394,303
Accrued expenses	430,194	243,540
Advances payable	-	150,745
Notes and debentures payable, net of discount of $2,792 and $34,092 at September 30, 2011 and March 31, 2011, respectively (Note 5)	301,708	323,408
Due to related parties (Note 7)	474,534	469,614
Debentures payable (Note 7)	275,000	275,000

TOTAL LIABILITIES	1,755,610	1,856,610

SHAREHOLDERS' EQUITY
Culture Medium Holdings Corp. and Subsidiaries Stockholders Equity
Common shares: $0.001 par value, 500,000,00 shares authorized 30,292,942 issued at September 30 and 29,880,571 issued at March 31, 2011 (Note 8)	30,292	29,880
Additional Paid-in Capital	2,298,772	2,239,476
Retained (deficit)	(2,964,244)	(2,579,267)
Common stock to be issued (Note 5)	1,000,000	1,000,000
Total Culture Medium Holdings Corp. and Subsidiaries Stockholders Equity	364,820	690,089
Noncontrolling interest	(339,700)	(233,751)
	25,120	456,338
TOTAL LIABILITIES AND STOCKHOLDERS 'EQUITY	$1,780,730	$2,312,948

The accompanying notes are an integral part of these consolidated financial statements.

CULTURE MEDIUM HOLDINGS CORP.AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Period Ended September 30
	Three Months		Six Months
	2011	2010	2011	2010

SALES	$857,884	-	$1,929,772	-
COST OF SALES	232,189	-	433,418	-
Gross Income	625,695	0	1,496,354	0
OPERATING EXPENSES
General and administrative	454,491	223,621	768,953	275,258
Sales and marketing	384,322	65,200	985,811	103,308
Impairment loss on net assets of discontinued Operations (Note 10)	76,615	-	76,615	-
	915,428	288,821	1,831,379	378,566
Operating income (loss)	(289,733)	(288,821)	(335,025)	(378,566)
OTHER EXPENSE
Interest expense, net of interest income of $9,500 in 2011	27,140		155,901	10,572
Net Loss	(316,873)	(288,821)	(490,926)	(389,138)

Less net (loss) attributable to noncontrolling interest	(67,801)	-	(105,949)	-

NET LOSS ATTRIBUTABLE TO CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES	(249,072)	(288,821)	(384,977)	(389,138)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	29,880,571	25,592,738	29,880,571	25,592,738

The accompanying notes are an integral part of these consolidated financial statements.

CULTURE MEDIUM HOLDINGS CORP.AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	Six Months
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(490,926)	$(389,138)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization	53,726	12,000
Compensation cost of stock options	51,709
Impairment loss on net assets of discontinued operations	76,615	-
Change in operating assets and liabilities
Accounts and advances receivable	14,816	-
Inventory	233,665	(107,292)
Prepaid expenses	68,960	(7,868)
Accounts payable	(120,129)	(16,810)
Accrued expenses	186,654	-
Advances payable	(145,824)
Net cash used in operating activities	(70,734)	(509,108)
INVESTING ACTIVITIES
Advances receivable	-	368,664
Net cash (used) in investing activities	0	368,664
FINANCING ACTIVITIES
Net proceeds from sale of shares	-	1,198,732
Repayment of notes	(45,000)	(312,116)
Net cash provided by financing activities	(45,000)	886,616

NET INCREASE (DECREASE) IN CASH	(115,734)	8,844

CASH, BEGINNING OF PERIOD	115,734	155

CASH, END OF PERIOD	$0	$8,999

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING TRANSACTIONS
Conversion of notes to stock	$8,000

The accompanying notes are an integral part of these consolidated financial statements.

CULTURE MEDIUM HOLDINGS CORP. AND SUBSIDIARIES
 Notes to the Consolidated Financial Statements
September 30, 2011
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

Basis of presentation

The accompanying consolidated balance sheets of Culture Medium Holdings Corp. at September 30, 2011 (with comparative figures as at March 31, 2011) and the consolidated statements of operations and cash flows for the three and six months ended September 30, 2011 and 2010, have been prepared by our company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

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

On September 30, 2011 the Company had a net operating loss carry forward of $2,964,244 for income tax purposes. The tax benefit of approximately $1,007,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will begin to expire in 2027.

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

Accounts and advances receivable consist of:

      $267,888 – credit card payments being processed by banks
      $199,817 – Luma Vue – including interest
      $467,705

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

On September 30, 2010 the Company entered into an agreement to acquire a 51% interest in Voyager Health Technologies Corp. (“Voyager”) through the issue of 2,000,000 common shares. The shares were valued at $0.50, the trading value at the time the agreement was signed. As of September 30, 2011, these shares had not yet been issued and are therefore reported as Common Stock to be issued on the balance sheet. Voyager successful launched its business on January 28, 2011.

The purchase price of $1,000,000 was allocated $117,000 to Distribution Rights assets, $117,000 to notes and accounts payable, and $1,000,000 to Goodwill. On at least an annual basis, management will review the carrying value of the goodwill to determine if there is impairment in its value.

6.	NOTES AND DEBENTURES PAYABLE

On February 1, 2011 the Company issued a convertible promissory note for $37,500 and on March 7, 2011 a further note for $25,000, for a total outstanding of $62,500 at March 31, 2011. The notes were due November 3, 2011 and December 9, 2011 respectively. Both notes bear interest at 8% and can be prepaid with a 50% premium 120 to 180 days from the day of issue. After 180 days the holder of the notes can elect to convert the principal and interest on the notes into common shares. The conversion price is 55% of the lowest 3 bid closing days for the 10 days before the conversion election. The intrinsic value of the conversion feature is such that a discount on debt of $51,138 has been recorded and is being amortized over the term of the notes. As of September 30, 2011, $48,346 of this discount had been amortized to interest expense.  On September 22, 2011 the note holder converted $8,000 of notes to 412,371 common shares.  Subsequent to September 30, 2011 the note holder converted a further $6,000 of notes into 291,262 common shares.  The Company defaulted on the repayment of both notes on their due dates.

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
$250,000 promissory note payable due May 17, 2011, with monthly interest of 8%. In addition the note holder is to receive Company common shares valued at $0.35 equal to the amount of interest paid. Interest of $7,857 has been paid to March 1, 2011. Voyager is currently negotiating an extension for the maturity date of the note, along with determining when shares will be issued pursuant to the provisions of the note agreement. Interest on the note has been accrued to September 30, 2011.

7.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

During the year ended March 31, 2011, directors made advances to the Company of $388,615. These advances are non-interest bearing and payable on demand. No advances were received from or payments made to related parties, outside of the normal course of business, during the six months ended September 30, 2011.

8.	COMMON STOCK

In connection with the establishment of Voyager Health Technologies Corp. the Company is committed to issuing 2,000,000 common shares. As explained more fully in footnote 5, the shares have been reflected on the balance sheet as “Common Stock to be Issued” at a value of $0.50 each.  As explained in footnote 6, $14,000 of notes was converted into 703,633 shares ($6,000 in notes was converted subsequent to September 30, 2011).

9.	STOCK OPTIONS

On September 20, 2010 the directors approved the 2010 Stock Option Plan which permits the Company to issue up to 2,200,000 shares of common stock to directors, officers, employees and consultants of the Company. The options have an exercise price of $0.50 per share, a contractual term of 5 years, and vest at the rate of 20% of the grant in the 11 th , 23 rd , 35 th , 47 th and 59 th month after the date of grant.

On November 1, 2010 the Company awarded 500,000 stock options to a director and 400,000 to a consultant. In October, 2011, 180,000 of those options vested and 320,000 options award to the consultant were cancelled when the consultant terminated his contract.  In addition, a consultant who is paid monthly a combination of cash and stock options has earned a total of 168,000 stock options which are vested as of September 30, 2011.

The Company uses the Black Scholes model to value the options outstanding at September 30, 2011. The assumptions used in the valuation calculation included:

	•	Expected volatility of 328% (based on the previous 250 day’s stock price observations)

	•	Stock price of $0.35

	•	Option price of $0.50

	•	Expected term of 5 years

	•	Discount rate of 1.78%

	•	Expected dividends $0.00

There were no options issued or outstanding prior to September 2010. The weighted average exercise price for all options outstanding at September 30, 2011 is $0.50 (only 168,000 are exercisable). The total grant date fair value for the 1,026,000 options issued during the year ended March 31, 2011, was $358,997 ($97,516 for all nonvested options at September 30, 2011 – weighted average of $0.34 per option). The total fair value is being charged to expense over the expected term of 5 years, using the vesting rates identified above.

As a result, $51,709 was recorded as compensation expense in the statement of operations (included in G&A), for the six months ended September 30, 2011. No options were exercised during the period.  720,000  options were subsequently forfeited due to the Director and CFO resigning.

At the grant date and at September 30, 2011 the aggregate intrinsic value of all the options (vested and non vested) was zero because quoted market was less than the exercise price.

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

Management of InteLEDgent has been unable to conclude any sales Since the Company does not have the resources needed to develop the LED business, as of March 31, 2011 the Company decided to discontinue those operations. The InteLEDgent assets are reflected as “Net assets of discontinued operations” in the consolidated balance sheet. Accordingly, the recorded goodwill of $625,000 was impaired at March 31, 2011.  As of September 30, 2011 the Company wrote off the balance ($76,615) of the net assets.

11.	LITIGATION

In March, 2011 management of Voyager Health Technologies Corp. (“Voyager”) violated the terms of its employment and consulting contract. As a result, our company applied to the District Court, Clark County, Nevada for an ex parte temporary restraining order (TRO) which was issued on May 3, 2011. The TRO required, among other things, that management leave the Voyager offices with only their personal effects. Instead, management continued operating Voyager to the detriment of Voyager. On May 17, 2011 the Court converted the TRO to a preliminary injunction. On that date new management began operating Voyager.

The management of Voyager estimate damages caused by the defendants in the TRO to be considerable due to the defendants misappropriation of funds and alleged siphoning of assets, including directing of inventory to unauthorized parties. In response, the defendants contend that they are owned commission and compensation for past due services.

In September, 2011 Voyager settled the litigation with the assignment of $65,000 of cash reserves held in the company’s merchant account and the cancellation  of $231,619 of liabilities due to the defendants as recorded in Voyager’s financial statements. The balance of $166,619 is recorded as an offset to general and administrative expense in the statement of operations.

12.	LEASE COMMITMENTS

Voyager Health Technologies Corp. has entered into an office lease which expires on April 30, 2012 and which requires minimum lease payments of $112,974 in fiscal year 2012, and $9,414 in fiscal year 2013.

13.	SUBSEQUENT EVENTS
Subsequent to September 30, 2011 the CEO resigned as a director and officer of the Company. Effective December 14, 2011 the CFO resigned. Successors have not yet been named.

14.	GOING CONCERN

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

Overview

We were incorporated in the State of Nevada on March 15, 2007. Our original business purpose was to engage in the business of acquisition, exploration and development of natural resource properties. We have shifted our business to concentrate on bringing innovative products to market. In the past year we formed a subsidiary, Voyager Health Technologies Corp., to market nutraceutical products. It began operations on January 28, 2011,

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

The consolidated financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Analysis of Financial Condition and Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited interim financial statements for the six months ended September 30, 2011 and 2010.

Our operating results for the six month period ended September 30, 2011 and 2010 are summarized as follows:

	Six Months Ended September 30
	2011	2010
Revenue	$1,929,772	$Nil
Operating expenses	$2,264,797	$378,566
Interest expense, net of interest income of $9,500 and $0 (six months ended September 30, 2011 and 2010, respectively).	$155,901	$10,572
Net Loss	$(490,926)	$(389,138)

Our net loss for the six month period ended September 30, 2011 was $490,926 compared to a net loss of $389,138 during the six month period ended September 30, 2010. However, a comparison of 2011 with 2010 is not meaningful. In January, 2011, one of the Company’s subsidiaries began operations. Its revenue and expenses are reflected in these consolidated financial statement. The company had no revenue in 2010 and the 2010 expenses reflect the cost of organizing the company to be an investment holding company.

As explained more fully below under “Legal Proceedings”, a subsidiary incurred substantial costs replacing management and consultants who violated the terms of their contracts, to the detriment of the subsidiary. The net costs associated with removing them from the subsidiary total $85,052 and have been included in general and administrative expenses.

Expenses

Our operating expenses for the six months ended September 30, 2011 and 2010 are summarized in the table below:

	Six Months Ended September 30
	2011	2010
General and administrative
Personnel	$353.032	$64,349
Compensation cost of stock options	56,766	-
Rent	69,563	37,673
Merchant discount fees	85,155
Professional fees	14,589	75,219
Consultants	-	55,926
Insurance	16,424	-
Office supplies	9,831	-
Travel	-	35,156
Cost of replacing management	85,052	-
All other G & A expenses	78,541	6,935
	$768,953	$275,258
Sales and marketing
Commissions to distributors	$727,779	$-
Website and internet	43,491	-
Sales incentives prizes	65,481	-
Distributor development	68,892	-
Rent	-	16,104
Personnel	21,030	15,525
Consultants	-	47,832
Travel	4,442	15,303
All other sales and marketing expenses	54,696	8,544
	$985,811	$103,308

Liquidity and Capital Resources

Six Month Period Ended September 30, 2011 and 2010

Working Capital
	At	At
	September 30,	March 31,
	2011	2011
Current Assets	$601,855	$1,111,645
Current Liabilities	$1,755,610	$1,581,610
Working Capital (Deficit)	$(1,153,755)	$(469,965)

Cash Flows
	Six Months Ended September 30
	2011	2010
Net Cash from (used in) Operating Activities	$(70,734)	$(509,108)
Net Cash used in Investing Activities	$Nil	$(368,664)
Net Cash (Used) Provided by Financing Activities	$(45,000)	$886,616
Increase (Decrease) in Cash During the Period	$(115,734)	$8,844

We realize that we will have to raise additional funds in the near future to continue our operations. If, in the future, we are unable to raise such funds we may be unable to pay our creditors.

We have no historical information to allow anyone to base an evaluation on our future performance. We have only been incorporated since March 15, 2007 and have generated revenue only in 2011. We have incurred net losses of $2,964,244 for the period from March 15, 2007 (inception) to September 30, 2011. We do not know if we will be successful in our business operations in the future. We are a start-up company and are exposed to all the risks of being a start-up company, including the following:

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

On September 30, 2011 our company had a net operating loss carry forward of $2,964,000 for income tax purposes. The tax benefit of approximately $1,008,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. Losses will expire during 2031.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April, 2011the Company and its majority owned subsidiary, Voyager Health Technologies Corp. (“Voyager”) initiated litigation in the State of Nevada against the former management of Voyager for alleged violations of the terms of employment and consulting agreements with the Company.  The allegations asserted against the defendants included but were not limited to misappropriation of funds and other assets, including directing inventory to unauthorized parties.  As a result, our company applied to the District Court, Clark County, Nevada for an ex parte temporary restraining order (TRO) which was issued on May 3, 2011. The TRO required, among other things, that the defendants vacate the Voyager offices with only their personal effects. The defendants did not adhere to the terms of the TRO and,on May 17, 2011, the Court converted the TRO to a preliminary injunction. On that date new management began operating Voyager.

The management of Voyager estimates damages caused by the defendants to be considerable. In response to the claims asserted by Voyager, the defendants contended that they were owed commission and compensation for past services.

In September, 2011 Voyager settled the litigation with the assignment of $65,000 of cash reserves held in the company’s merchant account and the elimination of $231,619 of liabilities due to the defendants as recorded in Voyager’s financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

Resignation of Directors

On October 11, 2011 Alex Eliashevsky resigned from the Company’s Board of Directors and as Chief Executive Officer. Mr. Eliashevsky did not wish to continue as a director or officer of the Company in light of the events described in above Item 1 (Legal Proceedings).

On October 13, 2011 Stephen Wolfe also resigned from the Company’s Board of Directors. Mr. Wolfe did not wish to continue as a director of the Company in light of the events described in above Item 1 (Legal Proceedings).

Appointment of Director

Concurrent with Mr. Wolfe’s resignation, Steve Pappas was appointed as a director of the Company’s Board of Directors.   Mr. Pappas is now our sole director.

Mr. Pappas, age 67, is the Founder, Chairman, and Chief Executive Officer of Xemex Group Inc. (XMEX.PK) and its subsidiary Xemex Holdings Corporation.  Xemex presently owns, manages and develops and operates a portfolio of residential and commercial development properties in Brooklyn, New York

During his long-standing real estate and finance career, Mr. Pappas has successfully developed and managed real estate projects throughout New York City and abroad. At present, he serves as Managing Partner of SPL Associates ("SPL") based in Brooklyn, New York, which holds numerous properties representing several hundred thousand square feet in aggregate. Concurrently, Mr. Pappas serves as a Director of Envirokare Composite Corp. Formerly, as President of Envirokare, he completed several rounds of financing, facilitated the commercialization of the company’s technology, and oversaw a nearly eight-fold appreciation in the company’s value.  Previously, from 1985-1987, Mr. Pappas served as Executive Producer of “HOTSHOT”, a full-length feature film starring soccer legend Pele.  Earlier, building upon his three year tenure with Xerox Corporation, Mr. Pappas founded, operated, and served as President of Servco Leasing Corporation from 1971-1980. During that period, the company became the largest third party leasing agent for Xerox.

Mr. Pappas received a Bachelor of Science degree in Engineering from University of Detroit in 1968.

Appointment of Interim Chief Executive Officer

On December 12, 2011 Mr. R. Bev Harrison, our Chief Financial Officer was appointed interim Chief Executive Officer of the Company.  Mr. Harrison was appointed to the position of Chief Financial Officer of the Company on June 1, 2010.  From 2002 until present, Mr. Harrison has served as President of WestFactor Capital Inc., a factoring company that purchases commercial accounts receivable from small and mid-sized businesses in Western Canada. Prior to joining WestFactor Capital Inc., Mr. Harrison was President of Ashlar Capital Corporation from 1995 through 2002 and prior to joining Ashlar Capital Corporation, Mr. Harrison held senior management positions for a number of organizations, including Davis & Company and Columbia Computing Services Ltd.  Mr. Harrison was also a partner at Arthur Andersen & Co. from 1973 to 1986.  Mr. Harrison graduated from Queen's University in 1962 with a gold medal as top scholastic graduate.

On  December 14, 2011, the Company received the resignation of R. Bev Harrison as Chief Financial Officer and Interim Chief Executive Officer of the Company.  Mr. Harrison’s resignation will become effective immediately following the filing of this report on Form 10-Q.  Mr. Harrison did not wish to continue as an officer of the Company in light of the events described in above Item 1 (Legal Proceedings).

ITEM 6. EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit	Description No.
(3)	Articles of Incorporation and Bylaws
3.1	Corporate Charter (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2008)
3.2	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2008)
3.3	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on September 17, 2008)
3.4	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on March 14, 2011)
(10)	Material Contracts
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

December 12, 2011

/s/    R. Bev Harrison

R. Bev Harrison
Acting Chief Executive Officer
(Principal Executive Officer)

December 12, 2011
/s/     R. Bev Harrison
R. Bev Harrison
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)